Form 10-Q
period 2008-05-31
Lans Holdings, Inc.
filed 2008-07-14
CIK 1422059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-148385

Lans Holdings Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Penthouse Menara Antara, No 11 Jalan Bukit Ceylon, Kuala Lumpur, Malaysia
(Address of principal executive offices)

001-63-6017-348-8798
(Issuer’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of May 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of May 31, 2008 (unaudited);

F-2	Statements of Operations for the six and three months ended May 31, 2008 and period from November 13, 2007 (Inception) to May 31, 2008 (unaudited);

F-3	Statements of Stockholders’ Equity for period from November 13, 2007 (Inception) to May 31, 2008 (unaudited);

F-4	Statements of Cash Flows for the six and three months ended May 31, 2008 and period from November 13, 2007 (Inception) to May 31, 2008 (unaudited);

F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of May 31, 2008
Unaudited

ASSETS

Current Assets
Cash and equivalents	$-0-
Prepaid expenses	-0-

TOTAL ASSETS	$-0-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$-0-

Stockholders’ Equity
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-

Additional paid-in capital	40,850
Deficit accumulated during the development stage	(43,000)
Total stockholders’ equity	-0-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-0-

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Six Months and Three Months ended May 31, 2008
Period from November 13, 2007(Inception) to May 31, 2008
Unaudited
	Six Months Ended May 31, 2008	Three Months Ended May 31, 2008	Period from November 13, 2007 (Inception) to May 31, 2008
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	39,000	2,000	43,000

Net Loss	$(39,000)	$(2,000)	$(43,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from November 13, 2007(Inception) to May 31, 2008
Unaudited

	Common stock		Additional paid-in
	Shares	Amount	capital	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$43,000
Net loss for the period	-	-	-	(4,000)
Balance, November 30, 2007	2,150,000	2,150	40,850	39,000
Net loss for the six months ended May 31, 2008	-	-	-	(39,000)
Balance, May 31, 2008	2,150,000	$2,150	$40,850	$-

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months and Three Months ended May 31, 2008
Period from November 13, 2007(Inception) to May 31, 2008
Unaudited

	Six Months Ended May 31, 2008	Three Months Ended May 31, 2008	Period From November 13, 2007 (Inception) to May 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,000)	$(2,000)	$(43,000)

Change in non-cash working capital items
Prepaid expenses	4,000	2,000	0
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	0	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
NET INCREASE IN CASH	(35,000)	0	0

Cash, beginning of period	35,000	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Lans Holdings, Inc. (“Lans Holdings”) is a development stage company and was incorporated in Nevada on November 13, 2007.  We are engaged in the business of developing, manufacturing, and selling hexagon fishing nets specifically for fishing equipment retailers in Malaysia and other Asian countries.  Lans Holdings operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Lans Holdings considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

Lans Holdings’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Lans Holdings does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – INCOME TAXES

For the period ended May 31, 2008, Lans Holdings has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $43,000 at May 31, 2008, and will expire beginning in the year 2027.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008

NOTE 2 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$14,620
Valuation allowance	(14,620)
Net deferred tax asset	$-

NOTE 3 – LIQUIDITY AND GOING CONCERN

Lans Holdings has limited working capital and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Lans Holdings to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We are engaged in the business of developing, manufacturing, and selling hexagon fishing nets produced specifically for fishing equipment retailers in Southeast Asia (our "Product"). Such a product will allow fishers to effectively increase their fishing output without the problems presented by fishing nets presently in use in the Southeast Asian market. We are currently in the process of designing and developing our Product, and we are continually refining our net through experiments, testing water pressure resistance, extension capability, and sailing speed variations. When we are satisfied that our Product will compete effectively in the Southeast Asian Fishing Equipment Industry by being the most functional and efficient fishing net, we will begin the manufacture and distribution of the Product to fishing equipment retailers.

Our principal executive offices are located at 50 West Liberty Street, Suite 880, Reno, NV 89501. Our operations office is located at Penthouse Menara Antara, No 11 Jalan Bukit Ceylon, Kuala Lumpur, Malaysia.

Plan of Operation

Product Development

We intend to continue the development and refinement of our Product over the coming months. We will first focus on our experiments to improve the quality of our Product to increase its appeal to fishing equipment retailers. We feel our final Product will compete effectively in the marketplace due to its advanced extension capability, durability, high-functioning ability at rapid sailing speed, and overall large output potential relative to similar products in the marketplace.

Locate Suitable Manufacturing

We do not currently have any manufacturing facilities. Our management has contacted several fishing net weavers in Malaysia, and has begun negotiations for the manufacture of our Product on a contract basis. We are currently negotiating price, payment, customer guarantee, shipping, inventory, delivery schedule and returns. We plan to pursue this further upon the final development and commercialization of our Product. Production of our fishing net doesn't require any facilities or equipment beyond what is available to any fishing net weaver. We could contract with any fishing net weaver to manufacture our Product by following our instructions. We do not anticipate renting a warehouse at this stage of our business. The fishing net weaver that will work with us will provide packaging, storage, and shipping service for us as part of our agreement. All of the raw materials necessary to produce our Product are available in the public marketplace. We will only accept wholesale orders from wholesale distributors. Once we receive wholesale orders, we will hold the order until certain quantities, which will be pre-negotiated with fishing net weavers, are attained. Then we will contract with the fishing net weaver to produce our Product for us at pre-negotiated prices. Typically the order will be shipped within five business days after we place the order.

Sales and Distribution Strategy

Our goal is for our fishing net to become a leading product in the fishing equipment market in Southeast Asia. In order to achieve our goal, we intend to increase awareness of our Product with potential customers, who we anticipate will be major fishing equipment retailers as wholesale customers and fishers as end users. We intend to do this by engaging in the following:

•
Attending national and regional fishing promotional events and conferences. There are events and conferences managed by regional and central institutions and organizations to promote fishing related products. We plan to attend a number of events attended by fishing products merchants and fishing equipment retail representatives in order to further expose our product. These events will include trade meetings, promotional events, seminars, and conferences, which are heavily attended by fishing equipment wholesalers and representatives, in order to further expose our Product.

•
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to wholesalers and major fishing equipment retailers. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

•
Promoting to the public through internet-based and traditional media advertising. We intend to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our product.

We will also mail our brochure to wholesale distributors, and, initially, we will do special promotions providing small amounts of our Product to a few major stores, while allowing them to pay us after three months. If the market shows an interest in our Product, they will then begin to order from us regularly.

Sales Personnel

We do not currently employ any sales personnel. In the short term, we intend to use the services of our management to sell our Product. As our Product approaches the manufacturing stage, however, we plan to employ sales representatives in Malaysia to promote and sell our product to wholesalers, retailers, and end-user fishers. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory. We expect to pay such sales representatives on a commission basis. In addition, we may decide to pay each sales representative a base salary. We expect to provide service and support to our sales representatives, including advertising and sales materials. When we determine to expand our sales internationally, we will employ sales personnel in other Southeast Asian nations.

In the event we hire sales personnel, we do not intend to do so in the next twelve months unless our revenues are enough to absorb the cost of these personnel.

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:
•
Travel and Related expenses, which will consist primarily of our executive officers and directors visiting fishing equipment merchants and resellers in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

•
Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

•
Research and Development costs consist of developing and testing our Product and determining the best combination of materials and suppliers for production. We estimate that research and development costs for the next twelve months will be approximately $10,000.

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of operations for the three and six months ended May 31, 2008 and 2007, and for the period from Inception (November 13, 2007) to May 31, 2008

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $2,000 for the three months ended May 31, 2008. We incurred operating expenses in the amount of $39,000 for the six months ended May 31, 2008.  We incurred operating expenses in the amount of $43,000 for the period from November 13, 2007 (Inception) to May 31, 2008. The entire amount for each mentioned period was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula and the professional fees associating with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $2,000 for the three months ended May 31, 2008, We incurred a net loss in the amount of $39,000 for the six months ended May 31, 2008..  We incurred a net loss in the amount of $43,000 for the period from November 13, 2007 (Inception) to May 31, 2008. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2008, we had total current assets of $0. Our total current liabilities as of May 31, 2008 were $0. As a result, we have no working capital as of May 31, 2008.

Operating activities used $43,000 in cash for the period from inception (November 13, 2007) to May 31, 2008. Our net loss of $43,000 for this period was the sole component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended May 31, 2008.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have limited working capital and have not yet received revenues from sales of products. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Eng Kok Yap.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lans Holdings Inc.

Date:	July 11, 2008

By: /s/Eng Kok Yap Eng Kok Yap Title: Chief Executive Officer and Director