Form 10-Q
period 2008-08-31
Lans Holdings, Inc.
filed 2008-09-29
CIK 1422059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of August 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of August 31, 2008 (unaudited);

F-2	Statements of Operations for the nine and three months ended August 31, 2008 and period from November 13, 2007 (Inception) to August 31, 2008 (unaudited);

F-3	Statements of Stockholders’ Equity for period from November 13, 2007 (Inception) to August 31, 2008 (unaudited);

F-4	Statements of Cash Flows for the nine and three months ended August 31, 2008 and period from November 13, 2007 (Inception) to August 31, 2008 (unaudited);

F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (unaudited)
As of August 31, 2008

ASSETS

Current Assets
Cash and equivalents	$0
Prepaid expenses	0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities	$2,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0

Additional paid-in capital	40,850
Deficit accumulated during the development stage	(45,000)
Total stockholders’ deficit	(2,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEICIT	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Nine Months and Three Months Ended August 31, 2008
Period from November 13, 2007 (Inception) to August 31, 2008

	Nine Months Ended August 31, 2008	Three Months Ended August 31, 2008	Period from November 13, 2007 (Inception) to August 31, 2008
Revenues	$0	$0	$0

Expenses :
Professional fees	41,000	2,000	45,000

Net Loss	$(41,000)	$(2,000)	$(45,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from November 13, 2007 (Inception) to August 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended November 30, 2007	-	-	-	(4,000)	(4,000)
Balance, November 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the nine months ended August 31, 2008	-	-	-	(41,000)	(41,000)
Balance, August 31, 2008	2,150,000	$2,150	$40,850	$(45,000)	$(2,000)

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months and Three Months Ended August 31, 2008
Period from November 13, 2007(Inception) to August 31, 2008

	Nine Months Ended August 31, 2008	Three Months Ended August 31, 2008	Period From November 13, 2007 (Inception) to August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,000)	$(2,000)	$(45,000)
Change in non-cash working capital items		0	0
Prepaid expenses	4,000
Accrued expenses	2,000	2,000	2,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	0	(43,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
NET INCREASE IN CASH	0	0	0

Cash, beginning of period	35,000	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Lans Holdings, Inc. (“LANS”) is a development stage company and was incorporated in Nevada on November 13, 2007.  The Company is developing wind and solar powered boilers specifically for use as energy-efficient heating systems.  LANS operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

LANS’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
August 31, 2008

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

Recent Accounting Pronouncements

LANS does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at August 31, 2008 consisted of amounts owed to the Company’s outside independent auditors for services to be rendered for the period ended August 31, 2008.

NOTE 3 – INCOME TAXES

For the period ended August 31, 2008, LANS has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $45,000 at August 31, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$15,300
Valuation allowance	(15,300)
Net deferred tax asset	$-

LANS HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 4 – LIQUIDITY AND GOING CONCERN

LANS has limited working capital and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of LANS to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

Results of operations for the nine and three months ended August 31, 2008, and for the period from Inception (November 13, 2007) to August 31, 2008

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $2,000 for the three months ended August 31, 2008. We incurred operating expenses in the amount of $41,000 for the nine months ended August 31, 2008.  We incurred operating expenses in the amount of $45,000 for the period from November 13, 2007 (Inception) to August 31, 2008. The entire amount for each mentioned period was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our Product and the professional fees associating with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $2,000 for the three months ended August 31, 2008. We incurred a net loss in the amount of $41,000 for the nine months ended August 31, 2008. We incurred a net loss in the amount of $45,000 for the period from November 13, 2007 (Inception) to August 31, 2008. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2008, we had total current assets of $0 cash. Our total current liabilities as of August 31, 2008 were $2,000. As a result, we have a working capital deficit of $2,000 as of August 31, 2008.

Operating activities used $43,000 in cash for the period from inception (November 13, 2007) to August 31, 2008. Our net loss of $45,000 for this period was the primary component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended August 31, 2008.

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

Off Balance Sheet Arrangements

As of August 31, 2008, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Eng Kok Yap.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2008.

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

Lans Holdings Inc.

Date:	September 24, 2008

By: /s/Eng Kok Yap Eng Kok Yap Title: Chief Executive Officer and Director