Form 10-K
period 2008-11-30
Lans Holdings, Inc.
filed 2009-02-24
CIK 1422059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-148385

Lans Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Penthouse Menara Antara, No 11 Jalan Bukit Ceylon, Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 001-63-6017-348-8798

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of February 24, 2009.

PART I

Item 1.   Business

Company Overview

We were incorporated as “Lans Holdings Inc.” (“Lans”) on November 13, 2007 in the State of Nevada for the purpose of developing, manufacturing, and selling a hexagon fishing net specifically for fishing equipment retailers in Southeast Asia.

Business of Company

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

Fishing Industry

According to the Food and Agriculture Association of the United Nations, global capture fisheries production reached 95 million tons in 2004, with an estimated first-sale value of $84.9 billion. World capture fisheries production has been relatively stable in the past decade. In real terms (adjusted for inflation), exports of fish and fishery products increased by 17.3% during the period 2000-04. In terms of quantity, exports in live-weight-equivalent terms in 2004 accounted for 38% of total fisheries and aquaculture production, confirming fish as one of the most highly traded food and feed commodities. The share of fish trade in both total gross domestic product (“GDP”) and agricultural GDP has roughly doubled over the past 25 years. Shrimp continues to be the most important commodity traded in value terms, accounting for 16.5% of the total value of internationally traded fishery products in 2004, followed by groundfish (10.2%), tuna (8.7%) and salmon (8.5%). In 2004, fishmeal represented around 3.3% of the value of exports and fish oil less than 1%.

China remains by far the largest producer, with reported 16.9 million tons from capture fisheries in 2004, providing an estimated domestic food supply of 28.4 kg per capita when combined with the country’s aquaculture production, as well as production for export and non-food purposes. China has been the world’s main exporter since 2002, and in 2004 its fish exports were valued at US $6.6 billion, following remarkable average annual growth of 12% in the period 1992-2004. In 2004, the livelihood of 20.98 million people in China relied on fisheries. While hard data beyond 2004 is unavailable, current estimates indicate that China is responsible for approximately 30% (37.5 million tons) of the estimated 125 million tons of global fishery production in 2008.

Japan is a country with limited agronomic and livestock-raising potential, so marine products are an indispensable source of food for the large population, and a staple in Japanese homes. Per capita consumption of seafood in 2003 in Japan was 70 kilograms, among the highest in the world. Japanese coastal fisheries have maintained a stable supply of marine products, in 2003 yielding 1,577,000 tons, worth about US $4.55 billion. Fisheries play an important role in food security in Japan and, being a primary industry in coastal areas, contribute significantly to regional economies.

Seafood is the third largest export product of Vietnam after textile-garments and crude oil. In 2004 Vietnam exported fisheries products to 80 different countries and territories. The country’s fishery sector has been growing continuously since the late 1980s. Vietnam’s fisheries production volume and value expanded by 7.7% and 11.2% respectively in 2002 and 2003. The demand for fish and fish products in Vietnam is high. People consume on average 19.4 kg per year, which is more than half of their animal protein intake.

Indonesia’s prospect of domestic marketing of fishery product is very good. Per capita fish consumption was 21.3 kg in 2003, and fishery product exports from the country reached US $1,654,112,000 in 2004. In 2004 there were about 3.8 million fishermen in Indonesia.

The fisheries sector has for decades been playing an important role as a major supplier of animal protein to the Malaysian population. In 2004 the fisheries landings of the country amounted to 1,507,034 tons, with an estimated value of US $1.5 billion. Its contribution to GDP amounted to 1.73%. The Malaysian fishing industry provided direct employment to 89,500 fishermen in the year 2004.

The Philippines ranked 11th among the top fish producing countries in the world for 2001, accounting for 2.2% of global production. In 2003, the fisheries sector had a total value of US $1.8 billion, accounting for 2.2% of GDP. Fish contributes around 22.4% of the total protein intake of the average Filipino. It is the main source of animal protein in the diet, contributing 56% of animal protein intake in 2004. The Philippine per capita fish consumption was 28.8 kg in 2003.

With the growing Southeast Asian population, increasing affluence, and a general recognition and acceptance that fish is a healthy source of animal protein, the demand for fish and fishing products is steadily increasing in Malaysia and other Asian countries.

Fishing Methods

Bottom trawling, or Benthic trawling, is a fishing method which involves towing trawl nets along the sea floor, as opposed to pelagic trawling, where a net is towed higher in the water column to catch large schools of fish such as anchovies, shrimp, tuna, and Mackerel. On November 18, 2004 the United Nations General Assembly urged nations to consider temporary bans on high seas bottom trawling. The turbidity produced by bottom trawling can have an environmental impact significant distances from the site of the trawl activity. The absolute magnitude of suspended solids introduced into the water column from bottom trawling activity is much greater than any other man-made source of suspended solid pollution in the world's oceans. The UN Secretary General reported that 95% of damage to seamount ecosystems worldwide is caused by deep sea bottom trawling. Today, most major, responsible fishing countries restrict bottom trawling within their jurisdictions.

Blast fishing or dynamite fishing describes the practice of using dynamite, homemade bombs or other explosives to stun or kill schools of fish for easy collection. This practice can be extremely destructive to the surrounding ecosystem, as the shockwaves often destroy the underlying habitat (such as coral reefs close to a coastline) that supports the fish. The frequently improvised nature of the explosives used also means danger for the fishermen as well, with accidents and injuries a common occurrence. Although outlawed, the practice remains widespread in Southeast Asia. In the Philippines, where the practice is well documented, blast fishing dates back to even before the First World War.

Cyanides are used to capture live fish near coral reefs for the aquarium and seafood market. This illegal fishing occurs mainly in or near the Philippines, Indonesia, and the Caribbean to supply the 2 million marine aquarium owners in the world. Many fish caught in this fashion die either immediately or in shipping. Those that survive often die from shock or from massive digestive damage. The high concentration of cyanide on reefs harvested in this fashion damages the coral polyps and has also resulted in cases of cyanide poisoning among local fishermen and their families.

The environmentally devastating effects and untenable nature of fishing methods such as bottom trawling, blast fishing, and cyanide fishing, in conjunction with governmental regulations and bans on such methods, has led to an increased interest in catching middle-and upper-water level fish with safer and more environmentally friendly fishing gear.

Pelagic Trawling Nets

Pelagic trawling is a method of fishing that involves actively pulling a fishing net through the water behind one or more boats, called trawlers. When two boats are used (pair trawling), the horizontal spread of the net is provided by the boats, with one warp attached to each boat. However, single-boat trawling is more common. Here, the horizontal spread of the net is provided by trawl doors. Trawl doors are available in various sizes and shapes and may be specialized to remain elevated in the water for Pelagic (mid or upper water level) trawling. In all cases, doors essentially act as wings, using a hydrodynamic shape to provide horizontal spread. As with all wings, the towing vessel must go at a certain speed for the doors to remain standing and functional. This speed varies, but is generally in the range of 2.5-4.0 knots.

The vertical opening of a trawl net is created using flotation on the upper edge and weight on the lower edge of the net mouth. Trawls are tunnel shaped nets that with a closed tail where the fish are collected. Trawl nets can be modified by changing variables such as mesh size to meet specific needs.

Our Product

Projections indicate that the Southeast Asian Fishing Industry will continue to rise as a leader in the global fishing market. The rapid expanse of the region’s market combined with increased government regulations on and a heightened awareness of the devastating effects of bottom trawling, blast fishing, and cyanide fishing, have led to a rising demand for fishing equipment designed to catch middle-and upper-water level fish, thus resulting in what we anticipate will be a highly receptive potential market for our Product.

We are in the process of developing a fish net intended for fishing middle-and upper-water level fish. The net is being designed with excellent extension capability and specific qualities to reduce water resistance and damage to the net. By reducing water resistance, we allow ships trawling with our net to sail at higher speeds, thereby increasing their fishing output. Below is a diagram of our Product as currently designed:

1.	Boat connection cord
2.	Net fram connection cord
3.	Left/Right side frames
4.	Top/Bottom frames
5.	Side net body pieces
6.	Backbone frame
7.	Side net body pieces

We are designing and developing our Product by conducting experiments to improve on quality and cost.  These experiments include testing our Product with variant levels of water pressure resistance and sailing speeds, as well as measuring extension capability.  We are in the process of refining these essential qualities of our Product, which will be integral to its success.  We are searching for the lowest priced components available in the market in our efforts to reduce costs.  Refining our Product will ensure that it is durable, efficient, and practicable for large-volume fishing.

Competition

We compete with a number of established manufacturers, importers, and distributors who sell fishing nets to fishing equipment retailers. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors, who have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

•
Wenzhou Fishing Net Factory’s Trammel Nets, made by hanging three webs to a shingle tip and bottom line. There are two outside webs or walls and an inside web of small mesh. The outside webs are larger size mesh. When fish strike the net, they go through the first outside mesh or wall, and then strike the inside web, pushing it through the other outside web, where it forms a pocket and holds the fish. Sometimes several big fish will be found in one pocket, where they have followed each other.

•	Wenzhou also makes a nylon monofilament casting net with a knitting type of mesh doubled at every other mesh vertically, and also a nylon monofilament single- and double-knot net.
•	Anhui Golden Monkey Science and Technology Co., Ltd. produces a variety of nylon multifilament and monofilament fishing nets.
•
Long Xing Plastic Co., Ltd. makes a net that they promote as anti-ultraviolet radiation, thermo-stable, weather-proof, stable in quality, long lifetime, and widely applied in sea water fishing and fresh-water fishing.

•	Shantou Qile Silk Screen Industry Co., Ltd., produces nets suitable for deep or shallow fishing that are soft and transparent.

We compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

Once we determine the final design for our Product, we intend to file a patent on this design. We will file for patent pending status as we design and develop a prototype for our first net. We will apply for patent protection and/or copyright protection in Southeast Asia, the United States, and other jurisdictions.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the fishing equipment industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, and sale of our Product in Southeast Asia are not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors. Our President oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our current management team is highly skilled in technical areas such as researching and developing our product, but not skilled in areas such as marketing our product and business management. Obtaining the assistance of individuals with and in-depth knowledge of operations and markets will allow us to build market share more effectively. We intend on employing sales representatives in Malaysia when our product is ready for production and shipping and in other Southeast Asian nations when we are ready to expand internationally.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our principal executive offices are located at 50 West Liberty Street, Suite 880, Reno, NV 89501. Our operations office is located at Penthouse Menara Antara, No 11 Jalan Bukit Ceylon, Kuala Lumpur, Malaysia.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended November 30, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “LAHO.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2008
Quarter Ended	High $	Low $
November 30, 2008	N/A	N/A
August 31, 2008	N/A	N/A
May 31, 2008	N/A	N/A
February 29, 2008	N/A	N/A

Fiscal Year Ending November 30, 2007
Quarter Ended	High $	Low $
November 30, 2007	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 30, 2008, we had forty (40) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

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

▪
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

▪
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to wholesalers and major fishing equipment retailers. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

▪
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

▪
Travel and Related expenses, which will consist primarily of our executive officers and directors visiting fishing equipment merchants and resellers in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

▪
Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

▪
Research and Development costs consist of developing and testing our Product and determining the best combination of materials and suppliers for production. We estimate that research and development costs for the next twelve months will be approximately $10,000.

▪
We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of operations for the year ended November 30, 2008, and for the period from Inception (November 13, 2007) to November 30, 2008

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $45,000 for the year ended November 30, 2008. We incurred operating expenses in the amount of $49,000 for the period from November 13, 2007 (Inception) to November 30, 2008. The entire amount for each mentioned period was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our Product and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $45,000 for the year ended November 30, 2008. We incurred a net loss in the amount of $49,000 for the period from November 13, 2007 (Inception) to November 30, 2008. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of November 30, 2008, we had total current assets of $0 cash. Our total current liabilities as of November 30, 2008 were $6,000. As a result, we have a working capital deficit of $6,000 as of November 30, 2008.

Operating activities used $43,000 in cash for the period from inception (November 13, 2007) to November 30, 2008. Our net loss of $49,000 for this period was the primary component of our negative operating cash flow, offset by a loan due to Eng Kok Yap in the amount of $6,000. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended November 30, 2008.

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

Off Balance Sheet Arrangements

As of November 30, 2008, there were no off balance sheet arrangements.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending November 30, 2008.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of November 30, 2008 are as follows:

Name	Age	Position Held with the Company
Eng Kok Yap Penthouse Menara Antara, No 11 Jalan Bukit Ceylon Kuala Lumpur, Malaysia	30	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Tan Sin Siong Penthouse Menara Antara, No 11 Jalan Bukit Ceylon Kuala Lumpur, Malaysia	37	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Eng Kok Yap is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. He has worked as an Engineer for Psyon Engineering Corporation since 2000.

Tan Sin Siong is our director. Mr. Yap obtained his Bachelor’s Degree in Engineering from Warwick University in England in 1999. Tan Sin Siong obtained a Bachelor’s Degree from Excel Institute in Kuala Lumpur, Malaysia in 1997. Since 2002, Tan Sin Siong has worked as a manager for Siemens Incorporated.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Eng Kok Yap and Tan Sin Siong.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Code of Ethics

As of November 30, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended November 30, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eng Kok Yap President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2007	0	0	0	0	0	0	0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Eng Kok Yap	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended November 30, 2008.

Stock Option Plans

We did not have a stock option plan as of November 30, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Eng Kok Yap Penthouse Menara Antara, No 11 Jalan Bukit Ceylon Kuala Lumpur, Malaysia	Common Stock	600,000	27.9%
Tan Sin Siong Penthouse Menara Antara, No 11 Jalan Bukit Ceylon Kuala Lumpur, Malaysia	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of November 30, 2008.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$9,000	-	-	-
2007	$4,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of November 30, 2008 and 2007;
F-3	Statements of Operations for the years ended November 30, 2008 and 2007, and the period from inception to November 30, 2008;
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception to November 30, 2008;
F-5	Statements of Cash Flows for the years ended November 30, 2008 and 2007, and the period from inception to November 30, 2008;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on December 28, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Lans Holdings, Inc.

By:	/s/ Eng Kok Yap
Eng Kok Yap President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 24, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Eng Kok Yap
Eng Kok Yap President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 24, 2009

By:	/s/ Tan Sin Siong
Tan Sin Siong Director
February 24, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lans Holdings, Inc.
Kuala Lumpur, Malaysia

We have audited the accompanying balance sheets of Lans Holdings, Inc. (a development stage company) as of November 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from November 13, 2007 (date of inception) to November 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lans Holdings, Inc. as of November 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the period from November 13, 2007 (date of inception) to November 30, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
February 19, 2009

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2008 and 2007

	2008	2007

ASSETS

Current Assets
Cash and equivalents	$-0-	$34,918
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$-0-	$38,918

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Due to officer	$6,000	$-0-

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(49,000)	(4,082)
Total stockholders’ equity (deficit)	(6,000)	38,918

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-0-	$38,918

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended November 30, 2008 and 2007
Period from November 13, 2007 (Inception) to November 30, 2008

	Year Ended November 30, 2008	Year Ended November 30, 2007	Period from November 13, 2007 (Inception) to November 30, 2008
Revenues	$-0-	$-0-	$-0-

Expenses: Professional fees	45,000	4,082	49,000

Net Loss	$(45,000)	$(4,082)	$(49,000)

Net loss per share: Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding: Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from November 13, 2007 (Inception) to November 30, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended November 30, 2007	-	-	-	(4,000)	(4,000)
Balance, November 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended November 30, 2008	-	-	-	(45,000)	(45,000)
Balance, November 30, 2008	2,150,000	$2,150	$40,850	$(49,000)	$(6,000)

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended November 30, 2008 and 2007
Period from November 13, 2007(Inception) to November 30, 2008

	Year Ended November 30, 2008	Year Ended November 30, 2007	Period From November 13, 2007 (Inception) to November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,000)	$(4082)	$(49,000)
Change in non-cash working capital items
Prepaid expenses	4,000	(4,000)	-0-
Due to officer	6,000	-0-	6,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	(8,082)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	35,000	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Lans Holdings, Inc. (“LANS”) is a development stage company and was incorporated in Nevada on November 13, 2007.  The Company is developing hexagon fishing nets to manufacture and sell to fishing equipment retailers primarily in Southeast Asia.  LANS operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2008 and 2007, respectively, the Company had $-0- and $34,918 of cash.

Fair Value of Financial Instruments

LANS’s financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
November 30, 2008

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

NOTE 2 – DUE TO OFFICER

The amount due to officer of $6,000 at November 30, 2008 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services to be rendered for the period ended November 30, 2008. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the period ended November 30, 2008, LANS has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $49,000 at November 30, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$16,660
Valuation allowance	(16,660)
Net deferred tax asset	$-

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 4 – LIQUIDITY AND GOING CONCERN

LANS has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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