Form 10-Q
period 2010-05-31
Lans Holdings, Inc.
filed 2010-07-09
CIK 1422059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of June 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of May 31, 2010 (unaudited) and November 30, 2009 (audited);
F-2	Statements of Operations for the six and three months ended May 31, 2010 and 2009 and period from November 13, 2007 (Inception) to May 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from November 13, 2007 (Inception) to May 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended May 31, 2010 and 2009 and period from November 13, 2007 (Inception) to May 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of May 31, 2010 and November 30, 2009

	May 31, 2010 (unaudited)	November 30, 2009 (audited)

ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Due to officer	$20,000	$16,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(63,000)	(59,000)
Total stockholders’ deficit	(20,000)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Six and Three Months Ended May 31, 2010 and 2009
Period from November 13, 2007 (Inception) to May 31, 2010

	Six Months Ended May 31, 2010	Six Months Ended May 31, 2010	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009	Period from November 13, 2007 (Inception) to May 31, 2010
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	4,000	4,000	2,000	2,000	63,000

Net Loss	$(4,000)	$(4,000)	$(2,000)	$(2,000)	$(63,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from November 13, 2007 (Inception) to May 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended November 30, 2007	-	-	-	(4,000)	(4,000)
Balance, November 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended November 30, 2008	-	-	-	(45,000)	(45,000)
Balance, November 30, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended November 30, 2009	-	-	-	(10,000)	(10,000)
Balance, November 30, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)
Net loss for the period ended May 31, 2010	-	-	-	(4,000)	(4,000)
Balance, May 31, 2010	2,150,000	$2,150	$40,850	$(63,000)	$(20,000)

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended May 31, 2010 and 2009
Period from November 13, 2007 (Inception) to May 31, 2010

	Six Months Ended May 31, 2010	Six Months Ended May 31, 2009	Period From November 13, 2007 (Inception) to May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(4,000)	$(63,000)
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(4,000)	(4,000)	(63,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	4,000	4,000	20,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,000	4,000	63,000

NET INCREASE (DECREASE) IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2009 and May 31, 2010, respectively, the Company had $0 of cash.

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
May 31, 2010

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

NOTE 2 – DUE TO OFFICER

The amount due to officer of $16,000 and $20,000 at November 30, 2009 and May 31, 2010, respectively, consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 3 – INCOME TAXES

For the periods ended May 31, 2010, LANS has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $63,000 at May 31, 2010, and will expire beginning in the year 2027.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$21,400
Valuation allowance	(21,400)
Net deferred tax asset	$-

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

NOTE 5 – SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to May 31, 2010 through the date these financial statements were submitted to the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations for the six and three months ended May 31, 2010 and 2009, and for the period from Inception (November 13, 2007) to May 31, 2010

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $4,000 for the six months ended May 31, 2010, compared with operating expenses of $4,000 for the six months ended May 31, 2009. We incurred operating expenses in the amount of $2,000 for the three months ended May 31, 2010, compared with operating expenses of $2,000 for the three months ended May 31, 2009. We incurred operating expenses in the amount of $63,000 for the period from November 13, 2007 (Inception) to May 31, 2010. The entire amount for each mentioned period was attributable to professional fees.

We incurred a net loss in the amount of $4,000 for the six months ended May 31, 2010, as compared with a net loss in the amount of $4,000 for the six months ended May 31, 2009. We incurred a net loss in the amount of $2,000 for the three months ended May 31, 2010, as compared with a net loss in the amount of $2,000 for the three months ended May 31, 2009. We incurred a net loss in the amount of $63,000 for the period from November 13, 2007 (Inception) to May 31, 2010. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2010, we had total current assets of $0 cash. Our total current liabilities as of May 31, 2010 were $20,000. As a result, we have a working capital deficit of $20,000 as of May 31, 2010.

Through the period ended May 31, 2010, our current liabilities consisted of advances totaling $20,000 from Eng Kok Yap, our officer and director.  The amount is unsecured, due upon demand, and non-interest bearing.  There is no assurance that our officer and director will continue to make advances to the company.

Operating activities used $63,000 in cash for the period from inception (November 13, 2007) to May 31, 2010. Our net loss of $63,000 for this period was the sole component of our negative operating cash flow. We primarily relied on cash from loans to fund our operations during the period ended May 31, 2010.

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

Off Balance Sheet Arrangements

As of May 31, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Eng Kok Yap.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2010

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 4.     Removed and Reserved

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

Lans Holdings Inc.

Date:	July 9, 2010

By: /s/ Eng Kok Yap Eng Kok Yap Title: Chief Executive Officer and Director