Form 10-K/A
period 2009-11-30
Lans Holdings, Inc.
filed 2010-11-09
CIK 1422059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

EXPLANATORY NOTE

The registrant files this Amendment No. 1 to its Annual Report on Form 10-K filed on March 19, 2010 to include the missing financial information to the Company's Statements of Operations for the years ended November 30, 2009 and 2008 as well as to revise the certificate pages filed as Exhibits 31.1 and 31.2 attached hereto.

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
November 9, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Eng Kok Yap
Eng Kok Yap President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
November 9, 2010

By:	/s/ Tan Sin Siong
Tan Sin Siong Director
November 9, 2010

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

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended November 30, 2009 and 2008
Period from November 13, 2007 (Inception) to November 30, 2009

	Year Ended November 30, 2009	Year Ended November 30, 2008	Period from November 13, 2007 (Inception) to November 30, 2009
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	10,000	45,000	59,000

Net Loss	$(10,000)	$(45,000)	$(59,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

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