Form 10-K/A
period 2009-11-30
Lans Holdings, Inc.
filed 2010-12-02
CIK 1422059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

The registrant files this Amendment No. 2 to its Annual Report on Form 10-K/A filed on November 9, 2010 to revise the certificate pages filed as Exhibits 31.1 and 31.2 attached hereto.

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
December 2, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Eng Kok Yap
Eng Kok Yap President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 2, 2010

By:	/s/ Tan Sin Siong
Tan Sin Siong Director
December 2, 2010

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