Form 10-K
period 2010-11-30
Lans Holdings, Inc.
filed 2011-03-14
CIK 1422059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-148385

Lans Holdings, Inc.
(Exact name of registrant as specified in its charter)
Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Penthouse Menara Antara, No 11 Jalan Bukit Ceylon, Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 001-63-6017-348-8798

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of March 14, 2011.

PART I

Item 1.   Business

Company Overview

We were incorporated as “Lans Holdings Inc.” (“Lans”) on November 13, 2007 in the State of Nevada for the purpose of developing, manufacturing, and selling a hexagon fishing net specifically for fishing equipment retailers in Southeast Asia.

Business of Company

We are engaged in the business of developing, manufacturing, and selling hexagon fishing nets produced specifically for fishing equipment retailers in Southeast Asia (our "Product"). Such a product will allow fishers to effectively increase their fishing output without the problems presented by fishing nets presently in use in the Southeast Asian market. We require additional financing in order to continue the process of designing and developing our Product.  If we are able to secure financing, we will be able to implement our business plan starting with refining our net through experiments, testing water pressure resistance, extension capability, and sailing speed variations. Once we are satisfied that our Product will compete effectively in the Southeast Asian Fishing Equipment Industry by being the most functional and efficient fishing net, we will begin the manufacture and distribution of the Product to fishing equipment retailers.

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

Once we obtain additional financing, we will be able to commence the process of developing a fish net intended for fishing middle-and upper-water level fish. The net is being designed with excellent extension capability and specific qualities to reduce water resistance and damage to the net. By reducing water resistance, we allow ships trawling with our net to sail at higher speeds, thereby increasing their fishing output. Below is a diagram of our Product as currently designed:
1.	Boat connection cord
2.	Net fram connection cord
3.	Left/Right side frames
4.	Top/Bottom frames
5.	Side net body pieces
6.	Backbone frame
7.	Side net body pieces

To date, we have designed and developed our Product by conducting experiments to improve on quality and cost. These experiments include testing our Product with variant levels of water pressure resistance and sailing speeds, as well as measuring extension capability. We are in the process of refining these essential qualities of our Product, which will be integral to its success. We are searching for the lowest priced components available in the market in our efforts to reduce costs. Refining our Product will ensure that it is durable, efficient, and practicable for large-volume fishing.

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

Item 4.   (Removed and Reserved)

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

Fiscal Year Ending November 30, 2010
Quarter Ended	High $	Low $
November 30, 2010	2.20	0.0
August 31, 2010	N/A	N/A
May 31, 2010	N/A	N/A
February 28, 2010	N/A	N/A

Fiscal Year Ending November 30, 2009
Quarter Ended	High $	Low $
November 30, 2009	N/A	N/A
August 31, 2009	N/A	N/A
May 31, 2009	N/A	N/A
February 28, 2009	N/A	N/A

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

Holders of Our Common Stock

As of November 30, 2010, we had forty (40) shareholders of record.

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

Product Development

Once we secure additional financing, we intend to continue the development and refinement of our Product. We will first focus on our experiments to improve the quality of our Product to increase its appeal to fishing equipment retailers. We feel our final Product will compete effectively in the marketplace due to its advanced extension capability, durability, high-functioning ability at rapid sailing speed, and overall large output potential relative to similar products in the marketplace.

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

▪
We will also mail our brochure to wholesale distributors, and, initially, we will do special promotions providing small amounts of our Product to a few major stores, while allowing them to pay us after three months. If the market shows an interest in our Product, they will then begin to order from us regularly.

Intellectual Property Protection

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts, and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We are currently consulting with law firms to protect our brand name and product design. While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

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

Results of operations for the year ended November 30, 2010, and for the period from Inception (November 13, 2007) to November 30, 2010

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $13,381 for the year ended November 30, 2010, as compared with $10,000 for the year ended November 30, 2009. We incurred operating expenses in the amount of $72,381 for the period from November 13, 2007 (Inception) to November 30, 2010. The entire amount for each mentioned period was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our Product and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $13,381 for the year ended November 30, 2010, as compared with $10,000 for the year ended November 30, 2009. We incurred a net loss in the amount of $72,381for the period from November 13, 2007 (Inception) to November 30, 2010. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of November 30, 2010, we had total current assets of $0 cash. Our total current liabilities as of November 30, 2010 were $29,381. As a result, we have a working capital deficit of $29,381 as of November 30, 2010.

Operating activities used $69,000 in cash for the period from inception (November 13, 2007) to November 30, 2010. Our net loss of $72,381 for this period was the sole component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended November 30, 2010.

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

Off Balance Sheet Arrangements

As of November 30, 2010, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have not yet received revenues from sales of products. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2010 and 2009;
F-3	Statements of Operations for the years ended November 30, 2010 and 2009, and the period from inception to November 30, 2010;
F-4	Statement of Stockholders’ Deficit for period from inception to November 30, 2010;
F-5	Statements of Cash Flows for the years ended November 30, 2010 and 2009, and the period from inception to November 30, 2010;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lans Holdings, Inc.
Kuala Lumpur, Malaysia

We have audited the accompanying balance sheets of Lans Holdings, Inc.  (the “Company”) as of November 30, 2010 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from November 13, 2007 (date of inception) to November 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lans Holdings, Inc. as of November 30, 2010 and 2009, and the results of its operations and cash flows for the years then ended and for the period from November 13, 2007 (date of inception) to November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 11, 2011

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2010 and November 30, 2009

	November 30, 2010	November 30, 2009

ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$3,381	$-0-
Due to officer	26,000	16,000
Total Liabilities	29,381	16,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(72,381)	(59,000)
Total stockholders’ deficit	(29,381)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended November 30, 2010 and 2009
Period from November 13, 2007 (Inception) to November 30, 2010

	Year Ended November 30, 2010	Year Ended November 30, 2009	Period from November 13, 2007 (Inception) to November 30, 2010
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	13,381	10,000	72,381

Net Loss	$(13,381)	$(10,000)	$(72,381)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from November 13, 2007 (Inception) to November 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended November 30, 2007	-	-	-	(4,000)	(4,000)
Balance, November 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended November 30, 2008	-	-	-	(45,000)	(45,000)
Balance, November 30, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended November 30, 2009	-	-	-	(10,000)	(10,000)
Balance, November 30, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)
Net loss for the year ended November 30, 2010	-	-	-	(13,381)	(13,381)
Balance, November 30, 2010	2,150,000	$2,150	$40,850	$(72,381)	$(29,381)

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended November 30, 2010 and 2009
Period from November 13, 2007 (Inception) to November 30, 2010

	Year Ended November 30, 2010	Year Ended November 30, 2009	Period From November 13, 2007 (Inception) to November 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,381)	$(10,000)	$(72,381)
Change in non-cash working capital items
Prepaid expenses	-0-	-0-	-0-
Accrued expenses	3,381	-0-	3,381
CASH FLOWS USED BY OPERATING ACTIVITIES	(10,000)	(10,000)	(69,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	10,000	10,000	26,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	10,000	69,000

NET INCREASE (DECREASE) IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2010

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2010 and November 30, 2009, respectively, the Company had $0 of cash.

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
November 30, 2010

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses of $3,381 at November 30, 2010 consist of amounts owed to the Company’s outside legal counsel for services rendered.

NOTE 3 – DUE TO OFFICER

The amount due to officer of $26,000 and $16,000 at November 30, 2010 and November 30, 2009, respectively, consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered. The amount is unsecured, due upon demand, and non-interest bearing.

NOTE 4 – INCOME TAXES

For the periods ended November 30, 2010, LANS has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $72,400 at November 30, 2010, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$24,600	$20,000
Valuation allowance	(24,600)	(20,000)
Net deferred tax asset	$-	$-

LANS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2010

NOTE 5 – LIQUIDITY AND GOING CONCERN

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

NOTE 6 – SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to November 30, 2010 through March 11, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending November 30, 2010.

Item 9A.  Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2010.

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

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of November 30, 2010 are as follows:

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

As of November 30, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended November 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eng Kok Yap President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2010.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended November 30, 2010.

Stock Option Plans

We did not have a stock option plan as of November 30, 2010

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2010, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of November 30, 2010.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$9,000	-	-	-
2009	$9,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on December 28, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Lans Holdings, Inc.

By:	/s/ Eng Kok Yap
Eng Kok Yap President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 14, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Eng Kok Yap
Eng Kok Yap President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 14, 2011

By:	/s/ Tan Sin Siong
Tan Sin Siong Director
March 14, 2011