Form 10-Q
period 2011-02-28
Lans Holdings, Inc.
filed 2011-04-14
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of April 11, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of February 28, 2011 and November 30, 2010 (unaudited);
F-2	Statements of Operations for the three months ended February 28, 2011 and 2010 and period from November 13, 2007 (Inception) to February 28, 2011 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from November 13, 2007 (Inception) to February 28, 2011 (unaudited);
F-4	Statements of Cash Flows for the three months ended February 28, 2011 and 2010 and period from November 13, 2007 (Inception) to February 28, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of February 28, 2011 and November 30, 2010

	February 28,	November 30,
	2011	2010

ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$3,381	$3,381
Due to officer	28,000	26,000
Total Liabilities	31,381	29,381

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(74,381)	(72,381)
Total stockholders’ deficit	(31,381)	(29,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

F-1

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three Months Ended February 28, 2011 and 2010

Period from November 13, 2007 (Inception) to February 28, 2011

			Period from
			November 13, 2007
	Three Months Ended	Three Months Ended	(Inception) to
	February 28, 2011	February 28, 2010	February 28, 2011
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	2,000	74,381

Net Loss	$(2,000)	$(2,000)	$(74,381)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

F-2

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

Period from November 13, 2007 (Inception) to February 28, 2011

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$—	$43,000
Loss for the period ended November 30, 2007	—	—	—	(4,000)	(4,000)
Balance, November 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended November 30, 2008	—	—	—	(45,000)	(45,000)
Balance, November 30, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended November 30, 2009	—	—	—	(10,000)	(10,000)
Balance, November 30, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)
Net loss for the year ended November 30, 2010	—	—	—	(13,381)	(13,381)
Balance, November 30, 2010	2,150,000	2,150	40,850	(72,381)	(29,381)
Net loss for the period ended February 28, 2011	—	—	—	(2,000)	(2,000)
Balance, February 28, 2011	2,150,000	$2,150	$40,850	$(74,381)	$(31,381)

See accompanying notes to financial statements.

F-3

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Three Months Ended February 28, 2011 and 2010

Period from November 13, 2007 (Inception) to February 28, 2011

	Three Months Ended February 28, 2011	Three Months Ended February 28, 2010	Period From November 13, 2007 (Inception) to February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(2,000)	$(74,381)
Change in non-cash working capital items
Prepaid expenses	-0-	-0-	-0-
Accrued expenses	-0-	-0-	3,381

CASH FLOWS USED BY OPERATING ACTIVITIES	(2,000)	(2,000)	(71,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	2,000	2,000	28,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,000	2,000	71,000

NET INCREASE (DECREASE) IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

F-4

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2011

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

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended November 30, 2010. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the financial position results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2011 and November 30, 2010, respectively, the Company had $0 of cash.

Fair Value of Financial Instruments

LANS’s financial instruments consist of cash and cash equivalents and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

F-5

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2011

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses of $3,381 at February 28, 2011 consist of amounts owed to the Company’s outside legal counsel for services rendered.

NOTE 3 – DUE TO OFFICER

The amount due to officer of $28,000 and $26,000 at February 28, 2011 and November 30, 2010, respectively, consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered. The amount is unsecured, due upon demand, and non-interest bearing.

F-6

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2011

NOTE 4 – INCOME TAXES

For the periods ended February 28, 2011, LANS has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $74,400 at February 28, 2011 and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$25,300	$24,600
Valuation allowance	(25,300)	(24,600)
Net deferred tax asset	$—	$—

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

NOTE 6 – SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to February 28, 2011 through April 13, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-7

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

•	Promoting to the public through internet-based and traditional media advertising. We intend to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our product.

•	We will also mail our brochure to wholesale distributors, and, initially, we will do special promotions providing small amounts of our Product to a few major stores, while allowing them to pay us after three months. If the market shows an interest in our Product, they will then begin to order from us regularly.

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

Results of operations for the three months ended February 28, 2011 and 2010, and for the period from Inception (November 13, 2007) to February 28, 2011

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $2,000 for the three months ended February 28, 2011, compared with operating expenses of $2,000 for the three months ended February 28, 2010. We incurred operating expenses in the amount of $74,381 for the period from November 13, 2007 (Inception) to February 28, 2011. The entire amount for each mentioned period was attributable to professional fees.

We incurred a net loss in the amount of $2,000 for the three months ended February 28, 2011, as compared with a net loss in the amount of $2,000 for the three months ended February 28, 2010. We incurred a net loss in the amount of $74,381 for the period from November 13, 2007 (Inception) to February 28, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of February 28, 2011, we had total current assets of $0 cash. Our total current liabilities as of February 28, 2011 were $31,381. As a result, we have a working capital deficit of $31,381 as of February 28, 2011.

Through the period ended February 28, 2011, our current liabilities consisted mostly of advances totaling $28,000 from Eng Kok Yap, our officer and director. The amount is unsecured, due upon demand, and non-interest bearing. There is no assurance that our officer and director will continue to make advances to the company.

Operating activities used $71,000 in cash for the period from inception (November 13, 2007) to February 28, 2011. Our net loss of $74,381 for this period was the primary component of our negative operating cash flow. We primarily relied on cash from loans to fund our operations during the period ended February 28, 2011.

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

Off Balance Sheet Arrangements

As of February 28, 2011, there were no off balance sheet arrangements.

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

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Eng Kok Yap. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2011, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2011

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A:Risk Factors

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
10

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lans Holdings Inc.

Date:	April 14, 2011

By:	/s/ Eng Kok Yap Eng Kok Yap
Title:	Chief Executive Officer and Director