Form 10-Q
period 2011-05-31
Lans Holdings, Inc.
filed 2011-07-05
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of June 22, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of May 31, 2011 and November 30, 2010 (unaudited);
F-2	Statements of Operations for the three and six months ended May 31, 2011 and 2010 and period from November 13, 2007 (Inception) to May 31, 2011 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from November 13, 2007 (Inception) to May 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the six months ended May 31, 2011 and 2010 and period from November 13, 2007 (Inception) to May 31, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of May 31, 2011 and November 30, 2010

	May 31,	November 30,
	2011	2010
ASSETS
Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$3,381	$3,381
Due to officer	30,000	26,000
Total Liabilities	33,381	29,381

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(76,381)	(72,381)
Total stockholders’ deficit	(33,381)	(29,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

F-1

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Six and Three Months Ended May 31, 2011 and 2010

Period from November 13, 2007 (Inception) to May 31, 2011

					Period from
	Three Months	Three Months	Six Months	Six Months	November 13, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010	2011
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	2,000	4,000	4,000	76,381

Net Loss	$(2,000)	$(2,000)	$(4,000)	$(4,000)	$(76,381)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

F-2

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

Period from November 13, 2007 (Inception) to May 31, 2011

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$—	$43,000
Loss for the period ended November 30, 2007	—	—	—	(4,000)	(4,000)
Balance, November 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended November 30, 2008	—	—	—	(45,000)	(45,000)
Balance, November 30, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended November 30, 2009	—	—	—	(10,000)	(10,000)
Balance, November 30, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)
Net loss for the year ended November 30, 2010	—	—	—	(13,381)	(13,381)
Balance, November 30, 2010	2,150,000	2,150	40,850	(72,381)	(29,381)
Net loss for the period ended May 31, 2011	—	—	—	(4,000)	(4,000)
Balance, May 31, 2011	2,150,000	$2,150	$40,850	$(76,381)	$(33,381)

See accompanying notes to financial statements.

F-3

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Six Months Ended May 31, 2011 and 2010

Period from November 13, 2007 (Inception) to May 31, 2011

			Period From
	Six Months	Six Months	November 13, 2007
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(4,000)	$(76,381)
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
Accrued expenses	-0-	-0-	3,381
CASH FLOWS USED BY OPERATING ACTIVITIES	(4,000)	(4,000)	(73,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	4,000	4,000	30,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,000	4,000	73,000

NET INCREASE (DECREASE) IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

F-4

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2011

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2011 and November 30, 2010, respectively, the Company had $0 of cash.

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

May 31, 2011

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses of $3,381 at May 31, 2011 consist of amounts owed to the Company’s outside legal counsel for services rendered.

NOTE 3 – DUE TO OFFICER

The amount due to officer of $30,000 and $26,000 at May 31, 2011 and November 30, 2010, respectively, consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered. The amount is unsecured, due upon demand, and non-interest bearing.

F-6

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2011

NOTE 4 – INCOME TAXES

For the periods ended May 31, 2011, LANS has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $76,400 at May 31, 2011 and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:
Net operating loss carryover	$26,000	$24,600
Valuation allowance	(26,000)	(24,600)
Net deferred tax asset	$—	$—

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

NOTE 6 – SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to May 31, 2011 through June 23, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Sales and Distribution Strategy

Our goal is for our fishing net to become a leading product in the fishing equipment market in Southeast Asia. In order to achieve our goal, we intend to increase awareness of our Product with potential customers, who we anticipate will be major fishing equipment retailers as wholesale customers and fishers as end users. We intend to do this by engaging in the following:

-  Attending national and regional fishing promotional events and conferences. There are events and conferences managed by regional and central institutions and organizations to promote fishing related products. We plan to attend a number of events attended by fishing products merchants and fishing equipment retail representatives in order to further expose our product. These events will include trade meetings, promotional events, seminars, and conferences, which are heavily attended by fishing equipment wholesalers and representatives, in order to further expose our Product.

-  Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to wholesalers and major fishing equipment retailers. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

-  Promoting to the public through internet-based and traditional media advertising. We intend to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our product.

-  We will also mail our brochure to wholesale distributors, and, initially, we will do special promotions providing small amounts of our Product to a few major stores, while allowing them to pay us after three months. If the market shows an interest in our Product, they will then begin to order from us regularly.

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

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:

§  Travel and Related expenses, which will consist primarily of our executive officers and directors visiting fishing equipment merchants and resellers in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

§  Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

§  Research and Development costs consist of developing and testing our Product and determining the best combination of materials and suppliers for production. We estimate that research and development costs for the next twelve months will be approximately $10,000.

We intend to obtain business capital through the use of private equity fundraising or shareholders loans. We anticipate that, in time, the primary source of revenues for our business model will be the sale of our Product.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of operations for the six and three months ended May 31, 2011 and 2009, and for the period from Inception (November 13, 2007) to May 31, 2011

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $2,000 for the three months ended May 31, 2011, compared with operating expenses of $2,000 for the three months ended May 31, 2010. We incurred operating expenses in the amount of $4,000 for the six months ended May 31, 2011, compared with operating expenses of $4,000 for the six months ended May 31, 2010. We incurred operating expenses in the amount of $76,381 for the period from November 13, 2007 (Inception) to May 31, 2011. The entire amount for each mentioned period was attributable to professional fees.

We incurred a net loss in the amount of $2,000 for the three months ended May 31, 2011, as compared with a net loss in the amount of $2,000 for the three months ended May 31, 2010. We incurred a net loss in the amount of $4,000 for the six months ended May 31, 2011, as compared with a net loss in the amount of $4,000 for the six months ended May 31, 2010. We incurred a net loss in the amount of $76,381for the period from November 13, 2007 (Inception) to May 31, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2011, we had total current assets of $0 cash. Our total current liabilities as of May 31, 2011 were $33,381. As a result, we have a working capital deficit of $33,381 as of May 31, 2011.

Through the period ended May 31, 2011, our current liabilities consisted mostly of advances totaling $30,000 from Eng Kok Yap, our officer and director. The amount is unsecured, due upon demand, and non-interest bearing. There is no assurance that our officer and director will continue to make advances to the company.

Operating activities used $73,000 in cash for the period from inception (November 13, 2007) to May 31, 2011. Our net loss of $76,381 for this period was the sole component of our negative operating cash flow, offset by accrued expenses of $3,381. We primarily relied on cash from loans to fund our operations during the period ended May 31, 2011.

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

Off Balance Sheet Arrangements

As of May 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Eng Kok Yap. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2011

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Lans Holdings Inc.

Date:	July 5, 2011

By:	/s/ Eng Kok Yap Eng Kok Yap
Title:	Chief Executive Officer and Director

