Form 10-Q
period 2011-08-31
Lans Holdings, Inc.
filed 2011-10-21
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

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

001-63-6017-348-8798
(Registrant’s telephone number)

____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of October 17, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of August 31, 2011 and November 30, 2010 (unaudited);
F-2	Statements of Operations for the three and nine months ended August 31, 2011 and 2010 and period from November 13, 2007 (Inception) to August 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the nine months ended August 31, 2011 and 2010 and period from November 13, 2007 (Inception) to August 31, 2011 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of August 31, 2011 and November 30, 2010

	August 31,	November 30,
	2011	2010

ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$3,381	$3,381
Due to officer	32,000	26,000
Total Liabilities	35,381	29,381

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(78,381)	(72,381)
Total stockholders’ deficit	(35,381)	(29,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

F-1

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three and Nine Months Ended August 31, 2011 and 2010

Period from November 13, 2007 (Inception) to August 31, 2011

					Period from
	Three Months	Three Months	Nine Months	Nine Months	November 13, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010	2011
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	2,000	6,000	6,000	78,381

Net Loss	$(2,000)	$(2,000)	$(6,000)	$(6,000)	$(78,381)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

F-2

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Nine Months Ended August 31, 2011 and 2010

Period from November 13, 2007 (Inception) to August 31, 2011

	Nine Months	Nine Months	Period From November 13, 2007
	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,000)	$(6,000)	$(78,381)
Change in non-cash working capital items
Prepaid expenses	-0-	-0-	-0-
Accrued expenses	-0-	-0-	3,381
CASH FLOWS USED BY OPERATING ACTIVITIES	(6,000)	(6,000)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Due to officer	6,000	6,000	32,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,000	6,000	75,000

NET INCREASE (DECREASE) IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0--	$-0--	$-0--
Income taxes paid	$-0--	$-0--	$-0--

See accompanying notes to financial statements.

F-3

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2011 and November 30, 2010, respectively, the Company had $0 of cash.

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

August 31, 2011

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses of $3,381 at August 31, 2011 consist of amounts owed to the Company’s outside legal counsel for services rendered.

NOTE 3 – DUE TO OFFICER

The amount due to officer of $32,000 and $26,000 at August 31, 2011 and November 30, 2010, respectively, consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered. The amount is unsecured, due upon demand, and non-interest bearing.

F-5

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

NOTE 4 – INCOME TAXES

For the periods ended August 31, 2011, LANS has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $78,400 at August 31, 2011 and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$26,700	$24,600
Valuation allowance	(26,700)	(24,600)
Net deferred tax asset	$—	$—

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

NOTE 6 – SUBSEQUENT EVENTS

The Company’s management has analyzed its operations subsequent to August 31, 2011 through October 4, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-6

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

Company Overview

We are engaged in the business of developing, manufacturing, and selling hexagon fishing nets produced specifically for fishing equipment retailers in Southeast Asia. Such a product will allow fishers to effectively increase their fishing output without the problems presented by fishing nets presently in use in the Southeast Asian market. We require additional financing in order to continue the process of designing and developing our Product. If we are able to secure financing, we will be able to implement our business plan starting with refining our net through experiments, testing water pressure resistance, extension capability, and sailing speed variations. Once we are satisfied that our Product will compete effectively in the Southeast Asian Fishing Equipment Industry by being the most functional and efficient fishing net, we will begin the manufacture and distribution of the Product to fishing equipment retailers.

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

Results of operations for the three and nine months ended August 31, 2011 and 2010, and for the period from Inception (November 13, 2007) to August 31, 2011

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $2,000 for the three months ended August 31, 2011, compared with operating expenses of $2,000 for the three months ended August 31, 2010. We incurred operating expenses in the amount of $6,000 for the nine months ended August 31, 2011, compared with operating expenses of $6,000 for the nine months ended August 31, 2010. We incurred operating expenses in the amount of $78,381 for the period from November 13, 2007 (Inception) to August 31, 2011. The entire amount for each mentioned period was attributable to professional fees.

We incurred a net loss in the amount of $2,000 for the three months ended August 31, 2011, as compared with a net loss in the amount of $2,000 for the three months ended August 31, 2010. We incurred a net loss in the amount of $6,000 for the nine months ended August 31, 2011, as compared with a net loss in the amount of $6,000 for the nine months ended August 31, 2010. We incurred a net loss in the amount of $78,381 for the period from November 13, 2007 (Inception) to August 31, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2011, we had no current assets. Our total current liabilities as of August 31, 2011 were $35,381. As a result, we have a working capital deficit of $35,381 as of August 31, 2011.

Through the period ended August 31, 2011, our current liabilities consisted mostly of advances totaling $32,000 from Eng Kok Yap, our officer and director. The amount is unsecured, due upon demand, and non-interest bearing. There is no assurance that our officer and director will continue to make advances to the company.

Operating activities used $6,000 in cash for the period from inception (November 13, 2007) to August 31, 2011. Our net loss of $6,000 for this period was the sole component of our negative operating cash flow. We primarily relied on cash from loans to fund our operations during the period ended August 31, 2011.

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

Off Balance Sheet Arrangements

As of August 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Eng Kok Yap. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2011, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2011

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Lans Holdings Inc.

Date:	October 21, 2011

By:	/s/ Eng Kok Yap Eng Kok Yap
Title:	Chief Executive Officer and Director

