Form 10-Q
period 2012-02-29
Lans Holdings, Inc.
filed 2012-04-16
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

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

001-63-6017-348-8798
(Registrant’s telephone number)

__________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of April 11, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 29, 2012 and November 30, 2011 (unaudited);
F-2	Statements of Operations for the three months ended February 29, 2012 and February 28, 2011 and period from November 13, 2007 (Inception) to February 29, 2012 (unaudited);
F-3	Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011 and period from November 13, 2007 (Inception) to February 29, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF FEBRUARY 29, 2012 AND NOVEMBER 30, 2011

	FEBRUARY 29, 2012	NOVEMBER 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$3,923	$3,923
Due to officer	42,692	40,692
Total Liabilities	46,615	44,615

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(89,615)	(87,615)
Total Stockholders’ Deficit	(46,615)	(44,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO FEBRUARY 29, 2012

	For the three months ended February 29, 2012	For the three months ended February 28, 2011	For the period from November 13, 2007 (Inception) to February 29, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	2,000	2,000	89,615
TOTAL OPERATING EXPENSES	2,000	2,000	89,615

LOSS FROM OPERATIONS	(2,000)	(2,000)	(89,615)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(2,000)	$(2,000)	$(89,615)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO FEBRUARY 29, 2012

	For the three months ended February 29, 2012	For the three months ended February 28, 2011	For the period from November 13, 2007 (Inception) to February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,000)	$(2,000)	$(89,615)
Change in non-cash working capital items
Increase in accrued expenses			3,923
Net Cash Used by Operating Activities	(2,000)	(2,000)	(85,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Increase in due to officer	2,000	2,000	42,692
Net Cash Provided by Financing Activities	2,000	2,000	85,692

Net Increase in cash and cash equivalents	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

Development Stage Company

The accompanying financial statements have been prepared under generally accepted accounting principles for development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 29, 2012 and November 30, 2011, the Company had $0 of cash.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of February 29, 2012, the Company has not issued any stock-based payments to its employees.

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

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 3 – ACCRUED EXPENSES

Accrued expenses of $3,923 at February 29, 2012 and November 30, 2011 consisted of amounts owed to the Company’s outside legal counsel for services rendered.

NOTE 4 – DUE TO OFFICER

The amount due to officer of $42,692 and $28,000 at February 29, 2012 and November 30, 2011, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amounts are unsecured, due upon demand, and non-interest bearing.

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company is 90,000,000 common shares with a par value of $ 0.001 per share and 10,000,000 preferred shares with a par value of $0.001.

During the period ended November 30, 2007, the Company issued 2,150,000 shares of common stock for cash proceeds of $43,000.

There were 2,150,000 shares of common stock issued and outstanding as of February 29, 2012.

There were 0 shares of preferred stock issued and outstanding as of February 29, 2012.

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

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 8 – INCOME TAXES

For the periods ended February 29, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $89,615 at February 29, 2012, and will expire beginning in the year 2027.

The provision for Federal income tax consists of the following for the three months ended February 29, 2012 and February 28, 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$680	$680
Less: valuation allowance	(680)	(680)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of February 29, 2012 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$30,470	$29,790
Less: valuation allowance	(30,470)	(29,790)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $89,615 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 29, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations for the three months ended February 29, 2012 and February 28, 2011, and for the period from Inception (November 13, 2007) to February 29, 2012

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $2,000 for the three months ended February 29, 2012, compared with operating expenses of $2,000 for the three months ended February 28, 2011. We incurred operating expenses in the amount of $89,615 for the period from November 13, 2007 (Inception) to February 29, 2012. The entire amount for each mentioned period was attributable to professional fees.

We incurred a net loss in the amount of $2,000 for the three months ended February 29, 2012, as compared with a net loss in the amount of $2,000 for the three months ended February 28, 2011. We incurred a net loss in the amount of $89,615 for the period from November 13, 2007 (Inception) to February 29, 2012. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

4

Liquidity and Capital Resources

As of February 29, 2012, we had no current assets. Our total current liabilities as of February 29, 2012 were $46,615. As a result, we have a working capital deficit of $46,615 as of February 29, 2012.

Through the period ended February 29, 2012, our current liabilities consisted mostly of advances totaling $42,692 from Eng Kok Yap, our officer and director. The amount is unsecured, due upon demand, and non-interest bearing. There is no assurance that our officer and director will continue to make advances to the company.

Operating activities used $85,692 in cash for the period from inception (November 13, 2007) to February 29, 2012. Our net loss of $89,615 for this period was the sole component of our negative operating cash flow. We primarily relied on cash from loans to fund our operations during the periods ended February 29, 2012.

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

Off Balance Sheet Arrangements

As of February 29, 2012, there were no off balance sheet arrangements.

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

5

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Eng Kok Yap. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2012, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2012.

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

6

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

Item 4. Mine Safety Disclosures

Not applicable.

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
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	April 16, 2012

By:	/s/ Eng Kok Yap Eng Kok Yap
Title:	Chief Executive Officer and Director

8