Form 10-K
period 2012-11-30
Lans Holdings, Inc.
filed 2013-02-05
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2012
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,150,000 as of February 4, 2013.

1

PART I

Item 1. Business

Company Overview

We were incorporated as “Lans Holdings Inc.” (“Lans”) on November 13, 2007 in the State of Nevada for the purpose of developing, manufacturing, and selling hexagon fishing nets produced specifically for fishing equipment retailers in Southeast Asia (our "Product"). Such a product will allow fishers to effectively increase their fishing output without the problems presented by fishing nets presently in use in the Southeast Asian market. We require additional financing in order to continue the process of designing and developing our Product. If we are able to secure financing, we will be able to implement our business plan starting with refining our net through experiments, testing water pressure resistance, extension capability, and sailing speed variations. Once we are satisfied that our Product will compete effectively in the Southeast Asian Fishing Equipment Industry by being the most functional and efficient fishing net, we will begin the manufacture and distribution of the Product to fishing equipment retailers.

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

Item 2. Properties

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “LAHO” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

We do not have an active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2012
Quarter Ended	High $	Low $
November 30, 2012	N/A	N/A
August 31, 2012	N/A	N/A
May 31, 2012	N/A	N/A
February 28, 2012	N/A	N/A

Fiscal Year Ending November 30, 2011
Quarter Ended	High $	Low $
November 30, 2011	N/A	N/A
August 31, 2011	N/A	N/A
May 31, 2011	N/A	N/A
February 28, 2011	N/A	N/A

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

Holders of Our Common Stock

As of November 30, 2012, we had forty (40) shareholders of record.

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

Results of operations for the years ended November 30, 2012 and 2011, and for the period from Inception (November 13, 2007) to November 30, 2012

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $20,933 for the year ended November 30, 2012, as compared with $15,234 for the year ended November 30, 2011. We incurred operating expenses in the amount of $108,548 for the period from November 13, 2007 (Inception) to November 30, 2012. The entire amount for each mentioned period was attributable to professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our Product and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $20,933 for the year ended November 30, 2012, as compared with $15,234 for the year ended November 30, 2011. We incurred a net loss in the amount of $108,548 for the period from November 13, 2007 (Inception) to November 30, 2012. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of November 30, 2012, we had total current assets of $0 cash. Our total current liabilities as of November 30, 2012 were $65,548. As a result, we have a working capital deficit of $65,548 as of November 30, 2012.

Operating activities used $95,987 in cash for the period from inception (November 13, 2007) to November 30, 2012. Our net loss of $108,548for this period was the main component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended November 30, 2012.

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

Off Balance Sheet Arrangements

As of November 30, 2012, there were no off balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2012 and 2011;
F-3	Statements of Operations for the years ended November 30, 2012 and 2011, and the period from inception to November 30, 2012;
F-4	Statement of Stockholders’ Deficit for period from inception to November 30, 2012;
F-5	Statements of Cash Flows for the years ended November 30, 2012 and 2011, and the period from inception to November 30, 2012;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Lans Holdings, Inc.

Kuala Lumpur, Malaysia

We have audited the accompanying balance sheets of Lans Holdings, Inc. (the “Company”) as of November 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from November 13, 2007 (Date of Inception) through November 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lans Holdings, Inc. as of November 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from November 13, 2007 (Date of Inception) through November 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 1, 2013

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF NOVEMBER 30, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$12,561	$3,923
Due to officer	52,987	40,692
Total Liabilities	65,548	44,615

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(108,548)	(87,615)
Total Stockholders’ Deficit	(65,548)	(44,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO NOVEMBER 30, 2012

	For the year ended November 30, 2012	For the year ended November 30, 2011	For the period from November 13, 2007 (Inception) to November 30, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	20,933	15,234	108,548
TOTAL OPERATING EXPENSES	20,933	15,234	108,548

LOSS FROM OPERATIONS	(20,933)	(15,234)	(108,548)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(20,933)	$(15,234)	$(108,548)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO NOVEMBER 30, 2012

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock for cash @ $.001	2,150,000	$2,150	$40,850	$—	$43,000

Loss for the period ended November 30, 2007	—	—	—	(4,000)	(4,000)

Balance, November 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended November 30, 2008	—	—	—	(45,000)	(45,000)

Balance, November 30, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended November 30, 2009	—	—	—	(10,000)	(10,000)

Balance, November 30, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)

Net loss for the year ended November 30, 2010	—	—	—	(13,381)	(13,381)

Balance, November 30, 2010	2,150,000	2,150	40,850	(72,381)	(29,381)

Net loss for the year ended November 30, 2011	—	—	—	(15,234)	(15,234)

Balance, November 30, 2011	2,150,000	2,150	40,850	(87,615)	(44,615)

Net loss for the year ended November 30, 2012	—	—	—	(20,933)	(20,933)

Balance, November 30, 2012	2,150,000	$2,150	$40,850	$(108,548)	$(65,548)

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO NOVEMBER 30, 2012

	For the year ended November 30, 2012	For the year ended November 30, 2011	For the period from November 13, 2007 (Inception) to November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,933)	$(15,234)	$(108,548)
Change in non-cash working capital items
Increase in accrued expenses	8,638	542	12,561
Net Cash Used by Operating Activities	(12,295)	(14,692)	(95,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Increase in due to officer	12,295	14,692	52,987
Net Cash Provided by Financing Activities	12,295	14,692	95,987

Net Increase in cash and cash equivalents	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2012 and 2011, the Company had $0 of cash.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of November 30, 2012, the Company has not issued any stock-based payments to its employees.

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

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 3 – ACCRUED EXPENSES

Accrued expenses of $12,561 and $3,923 at November 30, 2012 and 2011, respectively, consist of amounts owed to the Company’s outside legal counsel, transfer agent and independent auditor for services rendered.

NOTE 4 – DUE TO OFFICER

The amount due to officer of $52,987 and $40,692 at November 30, 2012 and 2011, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amounts are unsecured, due upon demand, and non-interest bearing.

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company is 90,000,000 common shares with a par value of $ 0.001 per share and 10,000,000 preferred shares with a par value of $0.001.

During the period ended November 30, 2007, the Company issued 2,150,000 shares of common stock for cash proceeds of $43,000.

There were 2,150,000 shares of common stock issued and outstanding as of November 30, 2012.

There were 0 shares of preferred stock issued and outstanding as of November 30, 2012.

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred losses of $108,548 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 8 – INCOME TAXES

For the period ended November 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $108,548 at November 30, 2012, and will expire beginning in the year 2027.

The provision for Federal income tax consists of the following at November 30, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current Operations	$7,117	$5,180
Less: valuation allowance	(7,117)	(5,180)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$36,907	$29,790
Less: valuation allowance	(36,907)	(29,790)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $108,548 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending November 30, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of November 30, 2012 are as follows:

Name	Age	Position Held with the Company
Eng Kok Yap Penthouse Menara Antara, No 11 Jalan Bukit Ceylon Kuala Lumpur, Malaysia	32	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Tan Sin Siong Penthouse Menara Antara, No 11 Jalan Bukit Ceylon Kuala Lumpur, Malaysia	39	Director

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

As of November 30, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended November 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eng Kok Yap President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2012.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended November 30, 2012.

Stock Option Plans

We did not have a stock option plan as of November 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2012, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

2. The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of November 30, 2012.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$7,350	-	-	-
2011	$9,000	-	-	-
17

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended November 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on December 28, 2007.

**	Provided herewith

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
February 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eng Kok Yap
Eng Kok Yap President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 5, 2013

By:	/s/ Tan Sin Siong
Tan Sin Siong Director
February 5, 2013

