Form 10-K
period 2013-11-30
Lans Holdings, Inc.
filed 2014-02-25
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,150,000 as of January 28, 2014.

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

Fiscal Year Ending November 30, 2013
Quarter Ended	High $	Low $
November 30, 2013	N/A	N/A
August 31, 2013	N/A	N/A
May 31, 2013	N/A	N/A
February 28, 2013	N/A	N/A

Fiscal Year Ending November 30, 2012
Quarter Ended	High $	Low $
November 30, 2012	N/A	N/A
August 31, 2012	N/A	N/A
May 31, 2012	N/A	N/A
February 28, 2012	N/A	N/A

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

Holders of Our Common Stock

As of November 30, 2013, we had forty (40) shareholders of record.

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

Locate Suitable Manufacturing

We do not currently have any manufacturing facilities. We will have to raise capital to locate and acquire suitable manufacturing for our Product. Production of our fishing net doesn't require any facilities or equipment beyond what is available to any fishing net weaver. We could contract with any fishing net weaver to manufacture our Product by following our instructions. We do not anticipate renting a warehouse at this stage of our business. The fishing net weaver that will work with us will provide packaging, storage, and shipping service for us as part of our agreement. All of the raw materials necessary to produce our Product are available in the public marketplace. We will only accept wholesale orders from wholesale distributors. Once we receive wholesale orders, we will hold the order until certain quantities, which will be pre-negotiated with fishing net weavers, are attained. Then we will contract with the fishing net weaver to produce our Product for us at pre-negotiated prices. Typically the order will be shipped within five business days after we place the order.

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

We will have to raise money before we are able to apply for intellectual property protection. While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

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

Results of operations for the year ended November 30, 2013 and 2012, and for the period from Inception (November 13, 2007) to November 30, 2013

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $17,543 for the year ended November 30, 2012, as compared with $20,933 for the year ended November 30, 2012. We incurred operating expenses in the amount of $126,091for the period from November 13, 2007 (Inception) to November 30, 2013. The entire amount for each mentioned period was attributable to professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our Product and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $17,543 for the year ended November 30, 2013, as compared with $20,933 for the year ended November 30, 2012. We incurred a net loss in the amount of $126,091for the period from November 13, 2007 (Inception) to November 30, 2013. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of November 30, 2013, we had total current assets of $500 in prepaid expenses. Our total current liabilities as of November 30, 2013 were $83,591. As a result, we have a working capital deficit of $83,091 as of November 30, 2013.

Operating activities used $120,370 in cash for the period from inception (November 13, 2007) to November 30, 2013. Our net loss of $126,091for this period was the main component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended November 30, 2013.

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

Off Balance Sheet Arrangements

As of November 30, 2013, there were no off balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2013 and 2012;
F-3	Statements of Operations for the years ended November 30, 2013 and 2012, and the period from inception to November 30, 2013;
F-4	Statement of Stockholders’ Deficit for period from inception to November 30, 2013;
F-5	Statements of Cash Flows for the years ended November 30, 2013 and 2012, and the period from inception to November 30, 2013;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Lans Holdings, Inc.

Kuala Lumpur, Malaysia

We have audited the accompanying balance sheets of Lans Holdings, Inc. (the “Company”) as of November 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from November 13, 2007 (Date of Inception) through November 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lans Holdings, Inc. as of November 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from November 13, 2007 (Date of Inception) through November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

January 28, 2014

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF NOVEMBER 30, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$0	$0
Prepaid expenses	500	0
TOTAL ASSETS	$500	$0
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$6,221	$12,561
Due to officer	77,370	52,987
Total Liabilities	83,591	65,548
Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(126,091)	(108,548)
Total Stockholders’ Deficit	(83,091)	(65,548)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$500	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO NOVEMBER 30, 2013

	For the year ended November 30, 2013	For the year ended November 30, 2012	For the period from November 13, 2007 (Inception) to November 30, 2013
REVENUES	$0	$0	$0
OPERATING EXPENSES
Professional fees	17,543	20,933	126,091
TOTAL OPERATING EXPENSES	17,543	20,933	126,091
LOSS FROM OPERATIONS	(17,543)	(20,933)	(126,091)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$(17,543)	$(20,933)	$(126,091)
LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO NOVEMBER 30, 2013

	Common stock Shares	Common stock Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total
Issuance of common stock for cash @ $.001	2,150,000	$2,150	$40,850	$—	$43,000
Loss for the period ended November 30, 2007	—	—	—	(4,000)	(4,000)
Balance, November 30, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended November 30, 2008	—	—	—	(45,000)	(45,000)
Balance, November 30, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year ended November 30, 2009	—	—	—	(10,000)	(10,000)
Balance, November 30, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)
Net loss for the year ended November 30, 2010	—	—	—	(13,381)	(13,381)
Balance, November 30, 2010	2,150,000	2,150	40,850	(72,381)	(29,381)
Net loss for the year ended November 30, 2011	—	—	—	(15,234)	(15,234)
Balance, November 30, 2011	2,150,000	2,150	40,850	(87,615)	(44,615)
Net loss for the year ended November 30, 2012	—	—	—	(20,933)	(20,933)
Balance, November 30, 2012	2,150,000	2,150	40,850	(108,548)	(65,548)
Net loss for the year ended November 30, 2013	—	—	—	(17,543)	(17,543)
Balance, November 30, 2013	2,150,000	$2,150	$40,850	$(126,091)	$(83,091)

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO NOVEMBER 30, 2013

	For the year ended November 30, 2013	For the year ended November 30, 2012	For the period from November 13, 2007 (Inception) to November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(17,543)	$(20,933)	$(126,091)
Change in non-cash working capital items
(Increase) in prepaid expenses	(500)	0	(500)
Increase (decrease) in accrued expenses	(6,340)	8,638	6,221
Net Cash Used by Operating Activities	(24,383)	(12,295)	(120,370)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Increase in due to officer	24,383	12,295	77,370
Net Cash Provided by Financing Activities	24,383	12,295	120,370
Net Increase in cash and cash equivalents	0	0	0
Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2013 and 2012, the Company had $0 of cash.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of November 30, 2013, the Company has not issued any stock-based payments to its employees.

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

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2013

NOTE 3 – ACCRUED EXPENSES

Accrued expenses of $6,221 and $12,561 at November 30, 2013 and 2012, respectively, consist of amounts owed to the Company’s outside legal counsel, transfer agent and independent auditor for services rendered.

NOTE 4 – DUE TO OFFICER

The amount due to officer of $77,370 and $52,987 at November 30, 2013 and 2012, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amounts are unsecured, due upon demand, and non-interest bearing.

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company is 90,000,000 common shares with a par value of $ 0.001 per share and 10,000,000 preferred shares with a par value of $0.001.

During the period ended November 30, 2007, the Company issued 2,150,000 shares of common stock for cash proceeds of $43,000.

There were 2,150,000 shares of common stock issued and outstanding as of November 30, 2013.

There were 0 shares of preferred stock issued and outstanding as of November 30, 2013.

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $126,091 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2013

NOTE 8 – INCOME TAXES

For the period ended November 30, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $126,091 at November 30, 2013, and will expire beginning in the year 2027.

The provision for Federal income tax consists of the following at November 30, 2013 and 2012:

	2013	2012
Federal income tax attributable to:
Current Operations	$5,965	$7,117
Less: valuation allowance	(5,965)	(7,117)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$42,872	$36,907
Less: valuation allowance	(42,872)	(36,907)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $126,091 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending November 30, 2013.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of November 30, 2013, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of November 30, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at November 30, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of November 30, 2013 are as follows:

Name	Age	Position Held with the Company
Eng Kok Yap Penthouse Menara Antara, No 11 Jalan Bukit Ceylon Kuala Lumpur, Malaysia	33	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Tan Sin Siong Penthouse Menara Antara, No 11 Jalan Bukit Ceylon Kuala Lumpur, Malaysia	40	Director

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

As of November 30, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended November 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eng Kok Yap President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Eng Kok Yap	—	—	—	—	—	—	—	—	—

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended November 30, 2013.

Stock Option Plans

We did not have a stock option plan as of November 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2013, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Eng Kok Yap Penthouse Menara Antara, No 11 Jalan Bukit Ceylon Kuala Lumpur, Malaysia	Common Stock	600,000	27.9%
Tan Sin Siong Penthouse Menara Antara, No 11 Jalan Bukit Ceylon Kuala Lumpur, Malaysia	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%
5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of November 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

We owe $77,370 and $52,987 at November 30, 2013 and 2012, respectively, to Eng Kok Yap for advanced to pay for professional services provided by our outside independent auditors, attorneys and stock transfer agent for services rendered. The amounts are unsecured, due upon demand, and non-interest bearing.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$8,650	—	—	—
2012	$9,000	—	—	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on December 28, 2007.

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
February 25, 2014

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
February 25, 2014

By:	/s/ Tan Sin Siong
Tan Sin Siong Director
February 25, 2014

