Form 10-Q
period 2014-02-28
Lans Holdings, Inc.
filed 2014-04-21
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of April 14, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2014 and November 30, 2013 (unaudited);
F-2	Statements of Operations for the three months ended February 28, 2014 and 2013 and period from November 13, 2007 (Inception) to February 28, 2014 (unaudited);
F-3	Statements of Cash Flows for the three months ended February 28, 2014 and 2013 and period from November 13, 2007 (Inception) to February 28, 2014 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF FEBRUARY 28, 2014 AND NOVEMBER 30, 2013

	February 28, 2014	November 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$0	$0
Prepaid expenses	0	500
TOTAL ASSETS	$0	$500
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$7,302	$6,221
Due to officer	79,370	77,370
Total Liabilities	86,672	83,591
Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(129,672)	(126,091)
Total Stockholders’ Deficit	(86,672)	(83,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$500

 See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO FEBRUARY 28, 2014

	For the three months ended February 28, 2014	For the three months ended February 28, 2013	For the period from November 13, 2007 (Inception) to February 28, 2014
REVENUES	$0	$0	$0
OPERATING EXPENSES
Professional fees	3,581	2,000	129,672
TOTAL OPERATING EXPENSES	3,581	2,000	129,672
LOSS FROM OPERATIONS	(3,581)	(2,000)	(129,672)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$(3,581)	$(2,000)	$(129,672)
LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,150,000	2,150,000

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND 2013

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO FEBRUARY 28, 2014

	For the three months ended February 28, 2014	For the three months ended February 28, 2013	For the period from November 13, 2007 (Inception) to February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,581)	$(2,000)	$(129,672)
Change in non-cash working capital items
(Increase) decrease in prepaid expenses	500	0	0
Increase (decrease) in accrued expenses	1,081	0	7,302
Net Cash Used by Operating Activities	(2,000)	(2,000)	(122,370)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Increase in due to officer	2,000	2,000	79,370
Net Cash Provided by Financing Activities	2,000	2,000	122,370
Net Increase in cash and cash equivalents	0	0	0
Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2014 and November 30, 2013, the Company had $0 of cash.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of February 28, 2014, the Company has not issued any stock-based payments to its employees.

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

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 3 – ACCRUED EXPENSES

Accrued expenses of $7,302 and $6,221 at February 28, 2014 and November 30, 2013, respectively, consist of amounts owed to the Company’s outside legal counsel, transfer agent and independent auditor for services rendered.

NOTE 4 – DUE TO OFFICER

The amount due to officer of $79,370 and $77,370 at February 28, 2014 and November 30, 2013, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amounts are unsecured, due upon demand, and non-interest bearing.

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company is 90,000,000 common shares with a par value of $ 0.001 per share and 10,000,000 preferred shares with a par value of $0.001.

During the period ended February 28, 2007, the Company issued 2,150,000 shares of common stock for cash proceeds of $43,000.

There were 2,150,000 shares of common stock issued and outstanding as of February 28, 2014.

There were 0 shares of preferred stock issued and outstanding as of February 28, 2014.

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $129,672 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 8 – INCOME TAXES

For the period ended February 28, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $129,700 at February 28, 2014, and will expire beginning in the year 2027.

The provision for Federal income tax consists of the following for the three months ended at February 28, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$1,218	$680
Less: valuation allowance	(1,218)	(680)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of February 28, 2014 and November 30, 2013:

	February 28, 2014	November 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$45,090	$43,872
Less: valuation allowance	(45,090)	(43,872)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $129,700 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 28, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company Overview

We were incorporated as “Lans Holdings Inc.” on November 13, 2007 in the State of Nevada for the purpose of developing, manufacturing, and selling hexagon fishing nets produced specifically for fishing equipment retailers in Southeast Asia (our "Product"). Such a product will allow fishers to effectively increase their fishing output without the problems presented by fishing nets presently in use in the Southeast Asian market. We require additional financing in order to continue the process of designing and developing our Product. If we are able to secure financing, we will be able to implement our business plan starting with refining our net through experiments, testing water pressure resistance, extension capability, and sailing speed variations. Once we are satisfied that our Product will compete effectively in the Southeast Asian Fishing Equipment Industry by being the most functional and efficient fishing net, we will begin the manufacture and distribution of the Product to fishing equipment retailers.

Our operations office is located at Penthouse Menara Antara, No 11 Jalan Bukit Ceylon, Kuala Lumpur, Malaysia.

Results of operations for the three months ended February 28, 2014 and 2013, and for the period from Inception (November 13, 2007) to February 28, 2014

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $3,581 for the three months ended February 28, 2014, compared with operating expenses of $2,000 for the three months ended February 28, 2013. We incurred operating expenses in the amount of $129,672 for the period from November 13, 2007 (Inception) to February 28, 2014. The entire amount for each mentioned period was attributable to professional fees.

4

We incurred a net loss in the amount of $3,581 for the three months ended February 28, 2014, as compared with a net loss in the amount of $2,000 for the three months ended February 29, 2013. We incurred a net loss in the amount of $129,672 for the period from November 13, 2007 (Inception) to February 28, 2014. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of February 28, 2014, we had no current assets. Our total current liabilities as of February 28, 2014 were $86,672. As a result, we have a working capital deficit of $86,672 as of February 28, 2014.

Through the period ended February 28, 2014, our current liabilities consisted mostly of advances totaling $79,370 from Eng Kok Yap, our officer and director. The amount is unsecured, due upon demand, and non-interest bearing. There is no assurance that our officer and director will continue to make advances to the company.

Operating activities used $122,370 in cash for the period from inception (November 13, 2007) to February 28, 2014. Our net loss of $129,672 for this period was the sole component of our negative operating cash flow, offset by an increase of $7,302 in accrued expenses. We primarily relied on cash from loans to fund our operations during the period ended February 28, 2014.

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

Off Balance Sheet Arrangements

As of February 28, 2014, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception of $129,672, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

5

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have hired a CFO, which we believe provides better segregation of duties and additional staff to monitor our disclosures, but we have otherwise been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	April 21, 2014

By:	/s/ Eng Kok Yap Eng Kok Yap
Title:	Chief Executive Officer and Director

8