Form 10-Q
period 2014-05-31
Lans Holdings, Inc.
filed 2014-07-09
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

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

001-63-6017-348-8798
(Registrant’s telephone number)

________________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,300,000 common shares as of June 26, 2014.

	TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Mine Safety Disclosures
Item 5:	Other Information
Item 6:	Exhibits

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2014 and November 30, 2013 (unaudited);
F-2	Statements of Operations for the three and six months ended May 31, 2014 and 2013 and period from November 13, 2007 (Inception) to May 31, 2014 (unaudited);
F-3	Statements of Cash Flows for the six months ended May 31, 2014 and 2013 and period from November 13, 2007 (Inception) to May 31, 2014 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MAY 31, 2014 AND NOVEMBER 30, 2013

	May 31, 2014	November 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$0	$0
Prepaid expenses	0	500
TOTAL ASSETS	$0	$500
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$2,000	$6,221
Due to officer	89,572	77,370
Total Liabilities	91,572	83,591
Stockholders’ Deficit
Common Stock, $.001 par value, 500,000,000 shares authorized, 133,300,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(134,572)	(126,091)
Total Stockholders’ Deficit	(91,572)	(83,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$500

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2014 AND 2013

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO MAY 31, 2014

	For the three months ended May 31, 2014	For the three months ended May 31, 2013	For the six months ended May 31, 2014	For the six months ended May 31, 2013	For the period from November 13, 2007 (Inception) to May 31, 2014
REVENUES	$0	$0	$0	$0	$0
OPERATING EXPENSES
Professional fees	4,900	2,000	8,481	4,000	134,572
TOTAL OPERATING EXPENSES	4,900	2,000	8,481	4,000	134,572
LOSS FROM OPERATIONS	(4,900)	(2,000)	(8,481)	(4,000)	(134,572)
PROVISION FOR INCOME TAXES	0	0	0	0	0
NET LOSS	$(4,900)	$(2,000)	$(8,481)	$(4,000)	$(134,572)
LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	133,300,000	133,300,000	133,300,000	133,300,000

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED MAY 31, 2014 AND 2013

FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO MAY 31, 2014

	For the six months ended May 31, 2014	For the six months ended May 31, 2013	For the period from November 13, 2007 (Inception) to May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,481)	$(4,000)	$(134,572)
Change in non-cash working capital items
(Increase) decrease in prepaid expenses	500	0	0
Increase (decrease) in accrued expenses	(4,221)	0	2,000
Net Cash Used by Operating Activities	(12,202)	(4,000)	(132,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Increase in due to officer	12,202	4,000	89,572
Net Cash Provided by Financing Activities	12,202	4,000	132,572
Net Increase in cash and cash equivalents	0	0	0
Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2014 and November 30, 2013, the Company had $0 of cash.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of May 31, 2014, the Company has not issued any stock-based payments to its employees.

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

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

NOTE 3 – ACCRUED EXPENSES

Accrued expenses of $2,000 and $6,221 at May 31, 2014 and November 30, 2013, respectively, consist of amounts owed to the Company’s outside legal counsel, transfer agent and independent auditor for services rendered.

NOTE 4 – DUE TO OFFICER

The amount due to officer of $89,572 and $77,370 at May 31, 2014 and November 30, 2013, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amounts are unsecured, due upon demand, and non-interest bearing.

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company is 500,000,000 common shares with a par value of $ 0.001 per share and 100,000,000 preferred shares with a par value of $0.001.

During the period ended February 28, 2007, the Company issued 133,300,000 shares of common stock for cash proceeds of $43,000.

There were 133,300,000 shares of common stock issued and outstanding as of May 31, 2014.

There were 0 shares of preferred stock issued and outstanding as of May 31, 2014.

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $134,572 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

LANS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

NOTE 8 – INCOME TAXES

For the period ended May 31, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $134,572 at May 31, 2014, and will expire beginning in the year 2027.

The provision for Federal income tax consists of the following for the six months ended at May 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$2,884	$680
Less: valuation allowance	(2,884)	(680)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of May 31, 2014 and November 30, 2013:

	May 31, 2014	November 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$46,756	$43,872
Less: valuation allowance	(46,756)	(43,872)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $134,572 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

On June 9, 2014 the Company’s board of directors and a majority of its shareholders approved an amendment to the Company’s Articles of Incorporation for the purpose of increasing its total authorized capital shares from 100,000,000 to 600,000,000 shares, with 500,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

Concurrently with the increase in authorized stock described above, the board of directors approved a forward split of sixty-two to one in which each shareholder will be issued sixty-two common shares in exchange for each one common share of their currently issued common stock.

Prior to approval of the forward split, the Company had a total of 2,150,000 issued and outstanding shares of common stock, par value $0.001. The Company now has a total of 133,300,000 issued and outstanding shares of common stock, par value $0.001.

All references to common stock in the accompanying financial statements and footnotes have been retroactively restated so as to incorporate the effect of the forward split transaction.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2014 to the date these financial statements were issued, and has determined that, aside from the foregoing, it does not have any material subsequent events to disclose in these financial statements.

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

Our operations office is located at Penthouse Menara Antara, No 11 Jalan Bukit Ceylon, Kuala Lumpur, Malaysia.

Results of operations for the three and six months ended May 31, 2014 and 2013, and for the period from Inception (November 13, 2007) to May 31, 2014

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $4,900 for the three months ended May 31, 2014, compared with operating expenses of $2,000 for the three months ended May 31, 2013. We incurred operating expenses in the amount of $8,481 for the six months ended May 31, 2014, compared with operating expenses of $4,000 for the six months ended May 31, 2013. We incurred operating expenses in the amount of $134,572 for the period from November 13, 2007 (Inception) to May 31, 2014. The entire amount for each mentioned period was attributable to professional fees.

We incurred a net loss in the amount of $4,900 for the three months ended May 31, 2014, as compared with a net loss in the amount of $2,000 for the three months ended May 31, 2013. We incurred a net loss in the amount of $8,481 for the six months ended May 31, 2014, as compared with a net loss in the amount of $4,000 for the six months ended May 31, 2013. We incurred a net loss in the amount of $134,572 for the period from November 13, 2007 (Inception) to May 31, 2014. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2014, we had no current assets. Our total current liabilities as of May 31, 2014 were $91,572. As a result, we have a working capital deficit of $91,572 as of May 31, 2014.

Through the period ended May 31, 2014, our current liabilities consisted mostly of advances totaling $89,572 from Eng Kok Yap, our officer and director. The amount is unsecured, due upon demand, and non-interest bearing. There is no assurance that our officer and director will continue to make advances to the company.

Operating activities used $132,572 in cash for the period from inception (November 13, 2007) to May 31, 2014. Our net loss of $134,572 for this period was the sole component of our negative operating cash flow, offset by an increase of $2,000 in accrued expenses. We primarily relied on cash from loans to fund our operations during the period ended May 31, 2014.

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

4

Off Balance Sheet Arrangements

As of May 31, 2014, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception of $134,572, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended May 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	July 9, 2014

By:	/s/ Eng Kok Yap
Eng Kok Yap
Title:	Chief Executive Officer and Director

7