Form 10-Q
period 2014-08-31
Lans Holdings, Inc.
filed 2014-10-20
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,300,000 common shares as of October 20, 2014.

1

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2014 and November 30, 2013 (unaudited);
F-2	Statements of Operations for the three and nine months ended August 31, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended August 31, 2014 and 2013 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

BALANCE SHEETS (UNAUDITED)

AS OF AUGUST 31, 2014 AND 2013

	August 31, 2014	November 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$0	$0
Prepaid expenses	2,400	500
TOTAL ASSETS	$2,400	$500
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$2,913	$6,221
Due to officer	97,396	77,370
Total Liabilities	100,309	83,591
Stockholders’ Deficit
Common Stock, $.001 par value, 500,000,000 shares authorized, 133,300,000 shares issued and outstanding	133,300	133,300
Preferred Stock, $.001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	0	0
Accumulated deficit	(231,209)	(216,391)
Total Stockholders’ Deficit	(97,909)	(83,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,400	$500

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTH ENDED AUGUST 31, 2014 AND 2013

	For the three months ended August 31, 2014	For the three months ended August 31, 2013	For the nine months ended August 31, 2014	For the nine months ended August 31, 2013
REVENUES	$0	$0	$0	$0
OPERATING EXPENSES
Professional fees	7,736	2,000	14,818	6,000
TOTAL OPERATING EXPENSES	7,736	2,000	14,818	6,000
LOSS FROM OPERATIONS	(7,736)	(2,000)	(14,818)	(6,000)
PROVISION FOR INCOME TAXES	0	0	0	0
NET LOSS	$(7,736)	$(2,000)	$(14,818)	$(6,000)
LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	133,300,000	133,300,000	133,300,000	133,300,000

 See accompanying notes to financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTH ENDED AUGUST 31, 2014 AND 2013

	For the nine months ended August 31, 2014	For the nine months ended August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,818)	$(6,000)
Change in non-cash working capital items
(Increase) in prepaid expenses	(1,900)	0
(Decrease) in accrued expenses	(3,308)	0
Net Cash Used by Operating Activities	(20,026)	(6,000)
CASH FLOWS FROM FINANCING ACTIVITIES	0	0
Increase in due to officer	20,026	6,000
Net Cash Provided by Financing Activities	20,026	6,000
Net Increase in cash and cash equivalents	0	0
Cash, beginning of period	0	0
Cash, end of period	$0	$0
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2014

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Lans Holdings, Inc. (“LANS”) was incorporated in Nevada on November 13, 2007. The Company is developing hexagon fishing nets to manufacture and sell to fishing equipment retailers primarily in Southeast Asia.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Lans Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended November 30, 2013 as reported in Form 10-K, have been omitted.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a November 30 fiscal year end.

Fair Value of Financial Instruments

LANS’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Cash and Cash Equivalents

LANS considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2014 and November 30, 2013, the Company had $0 of cash.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2014

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of August 31, 2014, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics.

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2014

NOTE 3 – ACCRUED EXPENSES

Accrued expenses of $2,913 and $6,221 at August 31, 2014 and November 30, 2013, respectively, consist of amounts owed to the Company’s outside legal counsel, transfer agent and independent auditor for services rendered.

NOTE 4 – DUE TO OFFICER

The amount due to officer of $97,396 and $77,370 at August 31, 2014 and November 30, 2013, respectively, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amounts are unsecured, due upon demand, and non-interest bearing.

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company is 500,000,000 common shares with a par value of $ 0.001 per share and 100,000,000 preferred shares with a par value of $0.001.

During the period ended November 30, 2007, the Company issued 133,300,000 shares of common stock for cash proceeds of $43,000.

On June 9, 2014 our board of directors and a majority of our shareholders approved an amendment to our Articles of Incorporation for the purpose of increasing our total authorized capital shares from 100,000,000 to 600,000,000 shares, with 500,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

Concurrently with the increase in authorized stock described above, our board of directors approved a forward split of sixty-two to one in which each shareholder will be issued sixty-two common shares in exchange for each one common share of their currently issued common stock.

All share and per share data in these financial statements and footnotes has been retrospectively adjusted to account for this stock split.

There were 133,300,000 shares of common stock issued and outstanding as of August 31, 2014. There were 0 shares of preferred stock issued and outstanding as of August 31, 2014.

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

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $140,909 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2014

NOTE 7 – GOING CONCERN (CONTINUED)

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

NOTE 8 – INCOME TAXES

For the nine months ended August 31, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $140,909 at August 31, 2014, and will expire beginning in the year 2027.

The provision for Federal income tax consists of the following for the nine months ended August 31, 2014 and 2013:

	2014	2013
Federal income tax attributable to:
Current Operations	$5,038	$2,040
Less: valuation allowance	(5,038)	(2,040)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of August 31, 2014 and November 30, 2013:

	August 31, 2014	November 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$47,910	$42,872
Less: valuation allowance	(47,910)	(42,872)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $140,909 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to August 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our operations office is located at Penthouse Menara Antara, No 11 Jalan Bukit Ceylon, Kuala Lumpur, Malaysia.

Results of operations for the three and nine months ended August 31, 2014 and 2013, and for the period from Inception (November 13, 2007) to August 31, 2014

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our Product.

We incurred operating expenses in the amount of $7,736 for the three months ended August 31, 2014, compared with operating expenses of $2,000 for the three months ended August 31, 2013. We incurred operating expenses in the amount of $14,818 for the nine months ended August 31, 2014, compared with operating expenses of $6,000 for the nine months ended August 31, 2013. The entire amount for each mentioned period was attributable to professional fees.

4

We incurred a net loss in the amount of $7,736 for the three months ended August 31, 2014, as compared with a net loss in the amount of $2,000 for the three months ended August 31, 2013. We incurred a net loss in the amount of $14,818 for the nine months ended August 31, 2014, as compared with a net loss in the amount of $6,000 for the nine months ended August 31, 2013. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2014, we had $2,400 in prepaid expenses as our only current assets. Our total current liabilities as of August 31, 2014 were $100,309. As a result, we have a working capital deficit of $97,909 as of August 31, 2014.

Through the period ended August 31, 2014, our current liabilities consisted mostly of advances totaling $97,396 from Eng Kok Yap, our officer and director. The amount is unsecured, due upon demand, and non-interest bearing. There is no assurance that our officer and director will continue to make advances to the company.

Operating activities used $20,026 in cash for the nine months ended August 31, 2014. Our net loss of $14,818 was the main component of our negative operating cash flow. We primarily relied on cash from loans to fund our operations during the period ended August 31, 2014.

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

Off Balance Sheet Arrangements

As of August 31, 2014, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception of $140,909, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

5

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have hired a CFO, which we believe provides better segregation of duties and additional staff to monitor our disclosures, but we have otherwise been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended August 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	October 20, 2014

By:	/s/ Eng Kok Yap Eng Kok Yap
Title:	Chief Executive Officer and Director

8