Form 10-K
period 2014-11-30
Lans Holdings, Inc.
filed 2015-03-31
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-148385

Lans Holdings, Inc.
(Exact name of registrant as specified in its charter)
Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13 The Concourse, London, UK	NW9 5AX
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 1442-78-0188

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 133,300,000 shares as of March 17, 2015.

PART I

Item 1. Business

Recent Developments

On November 21, 2014, we executed a license agreement (the “License Agreement”) with PayFlex Systems and Trevor Allen (together, “PayFlex”) for an exclusive worldwide license to use all of PayFlex’s codes, patent and intellectual rights, contracts, permits and licenses in a payment processor business.

The License Agreement granted us the rights to, among other things, a unique platform to allow the seller of products online to enter a few pieces of information to allow them to generate a unique piece of code that will make a buy button to be placed on a seller’s website. The buy button will automatically process payments and keep track of the inventory of the seller’s products.

We are required to compensate PayFlex $150,000 in cash for the license and contribute $200,000 for our own working capital needs within 90 days of closing the License Agreement.

We are also required to issue a number of shares of our common stock necessary to give 55% of the total issued and outstanding shares of our company to PayFlex or its nominees. In addition, we would be required to issue a number of shares of our common stock necessary to give 70% of the total issued and outstanding shares of our company to PayFlex or its nominees on the anniversary of the Licensing Agreement in which our audited filed financial statements for gross annual revenues attributable to the business exceeds (US) $5,000,000.

The license is for twenty years unless terminated earlier as provided for in the License Agreement.

November 21, 2014, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with our directors, Eng Kok Yap and Tan Sin Siong. Pursuant to the Agreement, we transferred all assets and business operations associated with hexagon fishing nets to Eng Kok Yap and Tan Sin Siong. In exchange, Eng Kok Yap and Tan Sin Siong agreed to cancel 73,315,000 shares in our company and assume and cancel all liabilities relating to our former business, including officer loans amounting to $100,814, less $25,000 which the Company agreed to pay Mr. Yap in the form of a promissory note. Mr. Yap will retain 1,085,000 shares of common stock in our company.

Since we signed the License Agreement, we have been looking for ways to obtain financing. So far, we have not been able to raise any money. If we are unable to find and secure a suitable means of financing, we may not be able to pay our obligations under the License Agreement and we could go out of business.

Our Business

We have acquired an exclusive license from PayFlex, a Hong Kong company. As a result of the License Agreement, we are now a development stage company seeking to commence a new payment processor business.

Phase 1

We have acquired a license to a software payment platform. It is an Internet, online system. The platform allows merchants to advertise and sell goods on our online store. The platform also allows merchants to process payments so that they can cash in sales of their goods at our online store.

Traditionally, for an online merchant to sell over the Internet, they need the following:

§	A registered company
§	A bank account set up in person at a branch
§	A website
§	An online shopping cart
§	Software and programming to communicate the payment information from the shopping cart to the payment platform
§	A database to store the transaction information
§	Another database to store the shipping and product information
§	An email system to email the buyer the confirmation of the purchase

Using our platform, we are able to simplify the online purchase process for merchants. We do this by offering the alternative easy steps:

§	Register an account on PayFlexsystems.com
§	Host products on PayFlexsystems.com
§	Allow customers to buy directly at PayFlexsystems.com

We handle the payment and will send the proceeds back to the seller with the click of a button. We believe that our platform streamlines the selling process for online merchants that are not interesting in the programming necessary to set up ecommerce on their websites. These merchants often lack the technical expertise, financial resources and time to adequately address the evolving payments landscape and are faced with a complex array of products and services offered by a large number of disparate providers. We intend to target these merchants and offer our services.

Our platform is expected to allow anyone (company or individual) to sell a product on our online store with price and quantity indicators. All we do is post the product and it shows up on our page with a buy button. Behind the scenes we will communicate with the complicated banking gateway to authorize the credit card information. We will store the transaction records and the buyer information and will email the buyer the receipt of purchase. We will then notify the merchant of the transactions.

In addition to payment processing, we intend to set up a platform to showcase seller goods, much like amazon.com or a dedicated ebay.com seller page. Currently, we have an online store where merchants can offer goods, the necessary hardware to run the online store and the programming and databases to compliment the entire system. We lack the necessary capital to fund development of some coding and additional hardware, like servers to handle anticipated traffic. Although we have the platform, we will also need to connect to a banking gateway. Additionally, we need to set up a bank account to handle all of the client transactions. We will be able to start selling merchant products once the bank account is set up.

Our revenue model is to take a flat rate fee and then a commission based on a percentage of each transaction. We are targeting new online retail merchants who care less about the fees and more about simplicity. As such, our selling point will focus on ease of use and no hassle processing.

Phase 2

Once established, our platform will allow merchants to sell their products on our website using our payment platform. In the future, we expect to have the capability to offer merchants the ability to have their own website and showcase their own products with a buy button. The buy button will process the payment through PayFlex.com.

The merchants will be provided with the payment button for their own website, and we will handle the rest. The merchants will log on to PayFlex.com to get all the transaction details.

Phase 3

We know that we may not be able to convert all current online merchants to use our payment system. Many payment systems try to take market share by cutting commissions and transaction fees. We do not intend to compete with them; rather, we will work with them. We wants to introduce a loyalty points processor. Big companies offer digital air miles, bonus points, etc. We want to make a simple, easy to use rewards tracking system for our merchants.

Small retail shops want to offer rewards, but they do not know how to offer them. Stamp cards are an inferior method – they get lost, and the analytics are lost. We want to make a simple tracking system for merchants to manually update their customer points. We believe this is advantageous for the following reasons:

§	They keep track of the frequency of buyers and habits
§	They can offer them their rightfully deserved reward
§	They can email the buyer and tell them if they are reaching their reward goal.

We intend to offer this service as a monthly subscription. It does not interfere with the merchant’s current payment system method because it is not a money transaction. We intend to offer this service as an add-on bonus to enhance customer satisfaction.

Use of Proceeds

We intend to raise $200,000 in the next 90 days. There is no assurance, however, that we will be able to raise this money or even a portion of it. If we are unable to raise capital, we will be unable to implement our business plan and we could fail. If we are able to raise the necessary capital, we intend to use the money as follows:

§	Complete phase 1 of our business plan
§	Buy servers
§	Buy more programming to offer more services
§	Improve our website
§	Make the workflow nice and easy
§	Marketing
§	Set up banking connection with certified payment Gateways
§	Commence Phase 2 – enabling merchants to sell on their own site
§	Add all new coding required
§	Purchase additional hardware
§	Additional coding, hardware and marketing required for Phase 3

Competition

The payment processing industry is highly competitive. The level of competition has increased in recent years as other providers of payment processing services have established a sizable market share in the small and medium sized merchant segment. Our primary competitors for these merchants in these markets include financial institutions and their affiliates and well-established payment processing companies that target merchants directly and through third parties, including Bank of America Merchant Services, Chase Paymentech, Elavon, Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Heartland Payment Systems, Inc., Vantiv, Inc., Global Payments, Inc. and Wells Fargo. Competing with financial institutions is challenging because they often bundle merchant acquiring services with other banking products. Our growth will depend on the continued growth of electronic payments and our ability to increase our market share through successful competitive efforts to gain new merchants.

In addition, many financial institutions, subsidiaries of financial institutions or well-established payment processing companies that we compete with have substantially greater capital, technological, management and marketing resources than we have. These factors may allow our competitors to offer better pricing terms to merchants, which could result in a loss of our potential merchants. This competition may effectively limit the prices we can charge our merchants and require us to control costs aggressively in order to maintain acceptable profit margins. Additionally, our future competitors may develop or offer services that have price or other advantages over the services we provide.

Government Regulation

We operate in an increasingly complex legal and regulatory environment. Our business and the products and services that we offer are subject to a variety of federal, state and local laws and regulations and the rules and standards of the payment networks that we utilize to provide our electronic payment services, as more fully described below.

Dodd-Frank Act

The Dodd-Frank Act and the related rules and regulations have resulted in significant changes to the regulation of the financial services industry. Changes impacting the electronic payments industry include providing merchants with the ability to set minimum dollar amounts for the acceptance of credit cards and to offer discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers. New rules also contain certain prohibitions on payment network exclusivity and merchant routing restrictions. Additionally, the Durbin Amendment to the Dodd-Frank Act provides that the interchange fees that certain issuers charge merchants for debit transactions will be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for issuers with assets of $10 billion or greater.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which has assumed responsibility for most federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any non-bank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve System because it is systemically important to the U.S. financial system. Any new rules or regulations implemented by the CFPB or the Financial Stability Oversight Council or in connection with Dodd-Frank Act that are applicable to us, or any changes that are adverse to us resulting from litigation brought by third parties challenging such rules and regulations, could increase our cost of doing business or limit permissible activities.

Privacy and Information Security Regulations

We provide services that may be subject to privacy laws and regulations of a variety of jurisdictions. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business may also be subject to the Fair Credit Reporting Act, which regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.

Anti-Money Laundering and Counter-Terrorism Regulation

Our business is subject to U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, which we refer to collectively as the “BSA.” The BSA, among other things, requires money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records. We are also subject to certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers and terrorists or terrorist organizations. Similar anti-money laundering, counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. We have developed and continue to enhance compliance programs and policies to monitor and address related legal and regulatory requirements and developments.

Unfair or Deceptive Acts or Practices

We and many of our merchants are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP. In addition, the UDAP and other laws, rules and or regulations, including the Telemarketing Sales Act, may directly impact the activities of certain of our merchants, and in some cases may subject us, as the merchant’s payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the merchant through our services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission and the states attorneys general have authority to take action against non-banks that engage in UDAP or violate other laws, rules and regulations and to the extent we are processing payments or providing services for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Other Regulation

We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time such as account balances that are due to a distribution partner or merchant following discontinuation of its relationship with us. The Housing Assistance Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements.

Payment Network Rules and Standards

Payment networks establish their own rules and standards that allocate responsibilities among the payment networks and their participants. These rules and standards, including the PCI DSS, govern a variety of areas including how consumers and merchants may use their cards, data security and allocation of liability for certain acts or omissions including liability in the event of a data breach. The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants, or to serve the strategic initiatives of the networks and may impose additional costs and expenses on or be disadvantageous to certain participants. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine and penalize and/or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards.

An example of a recent standard is EMV, which is mandated by Visa, MasterCard, American Express and Discover to be supported by payment processors by April 2013 and by merchants by October 2015. This mandate sets new requirements and technical standards, including requiring IPOS systems to be capable of accepting the more secure “chip” cards that utilize the EMV standard and setting new rules for data handling and security. Processors and merchants that do not comply with the mandate or do not use systems that are EMV compliant risk fines and liability for fraud-related losses.

To provide our electronic payments services, we must be registered either indirectly or directly as service providers with the payment networks that we utilize. Because we are not a bank, we are not eligible for membership in certain payment networks, including Visa and MasterCard, and are therefore unable to directly access these networks. The operating regulations of certain payment networks, including Visa and MasterCard, require us to be sponsored by a member bank as a service provider. We are not registered with any payment networks. In due course we plan to set up the necessary sponsorships with our banking connections. Any agreement with our bank sponsors give them substantial discretion in approving certain aspects of our business practices including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants.

Employees

We have appointed Trevor Allen, a key member to our board due to his technical background and expertise. We also have Eng Kok Yap as a member of our board. In addition, we plan on assembling a board of directors and a team of advisors whom are industry leaders in the payment processor field and that can market and sell our services to achieve commercialization in the industry.

Item 2. Properties

Our operations office is located at 13 The Concourse, London, UK NW9 5AX. This property is provided to us free of charge by our officer and director, Trevor Allen. If we are able to locate financing, we plan to move to more suitable office space.

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

Fiscal Year Ending November 30, 2014
Quarter Ended	High $	Low $
November 30, 2014
August 31, 2014
May 31, 2014	N/A	N/A
February 28, 2014	N/A	N/A

Fiscal Year Ending November 30, 2013
Quarter Ended	High $	Low $
November 30, 2013	N/A	N/A
August 31, 2013	N/A	N/A
May 31, 2013	N/A	N/A
February 28, 2013	N/A	N/A

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

Holders of Our Common Stock

As of November 30, 2014, we had eight (8) shareholders of record with others held in street name.

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

Results of operations for the year ended November 30, 2014 and 2013

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our payment processor business.

We incurred operating expenses in the amount of $175,615 for the year ended November 30, 2014, as compared with $17,543 for the year ended November 30, 2013. The increase was attributable to the impairment of our license. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor business and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $175,615 for the year ended November 30, 2014, as compared with $17,543 for the year ended November 30, 2013. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of November 30, 2014, we had no current assets. Our total current liabilities as of November 30, 2014 were $182,892. As a result, we have a working capital deficit of $182,892 as of November 30, 2014.

Operating activities used $23,444 in cash for the year ended November 30, 2014. Our net loss of $175,615 ofset by non-cash impairment expense for this period was the main component of our negative operating cash flow. We primarily relied on related party advances to fund our operations during the year ended November 30, 2014.

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

Off Balance Sheet Arrangements

As of November 30, 2014, there were no off balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-3	Balance Sheets as of November 30, 2014 and 2013;
F-4	Statements of Operations for the years ended November 30, 2014 and 2013;
F-5	Statement of Stockholders’ Deficit for the years ended November 30, 2014 and 2013;
F-6	Statement of Cash Flows for the years ended November 30, 2014 and 2013;
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Lans Holdings, Inc.

Kuala Lumpur, Malaysia

We have audited the accompanying balance sheet of Lan’s Holding, Inc. (the “Company”) as of November 30, 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the year ended November 30, 2013 were audited by other auditors; whose report dated January 28, 2014; express an unqualified opinion on those financial statements and also included an explanatory paragraph about the Company’s ability to continue as a going concern

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lan’s Holding, Inc. as of November 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 17, 2015

F_1

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Lans Holdings, Inc.

Kuala Lumpur, Malaysia

We have audited the accompanying balance sheet of Lans Holdings, Inc. (the “Company”) as of November 30, 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lans Holdings, Inc. as of November 30, 2013 the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

January 28, 2014

F_2

LANS HOLDINGS, INC.

BALANCE SHEETS

AS OF NOVEMBER 30, 2014 AND 2013

	2014	2013
ASSETS
Current Assets
Prepaid expenses	$—	$500
Total Current Assets	—	500
Intangible assets	—	—
TOTAL ASSETS	$—	$500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$7,892	$6,221
Short-term loan payable to related party	25,000	—
Due to related party	150,000	77,370
Total Liabilities	182,892	83,591

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, $0.001 par value; 133,300,000 shares issued and outstanding	133,300	133,300
Additional paid-in capital	75,814	—
Accumulated deficit	(392,006)	(216,391)
Total Stockholders’ Deficit	(182,892)	(83,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$500

(See accompanying notes to financial statements)

F_3

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

	2014	2013
REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	$25,615	$17,543
Impairment of license acquired from related party	150,000	—
TOTAL OPERATING EXPENSES	175,615	17,543

NET LOSS	$(175,615)	$(17,543)

LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	133,300,000	133,300,000

(See accompanying notes to financial statements)

F_4

LANS HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, November 30, 2012	133,300,000	$133,300	$—	$(198,848)	$(65,548)

Net loss for the year	—	—	—	(17,543)	(17,543)

Balance, November 30, 2013	133,300,000	133,300	—	(216,391)	(83,091)

Forgiveness of debt by related party	—	—	75,814	—	75,814

Net loss for the year	—	—	—	(175,615)	(175,615)

Balance, November 30, 2014	133,300,000	$133,300	$75,814	$(392,006)	$(182,892)

(See accompanying notes to financial statements)

F_5

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(175,615)	$(17,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of license acquired from related party	150,000	—

Change in operating assets and liabilities:
Prepaid expenses	500	(500)
Accounts payable and accrued expenses	1,671	(6,340)

Net Cash Used In Operating Activities	(23,444)	(24,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	23,444	24,383
Net Cash Provided by Financing Activities	23,444	24,383

Net Increase in cash and cash equivalents	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Payable incurred from purchase of license	$150,000	$—
Short term debt to related party from due to related parties	$25,000	$—
Forgiveness of debt from related parties	$75,814	$—

(See accompanying notes to financial statements)

F_6

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Lans Holdings, Inc. (the “Company”) was incorporated in Nevada on November 13, 2007. In 2014, The Company acquired a license to a software payment platform which allows merchants to advertise and sell goods and process payments so that they can cash in sales of their goods at the Company’s online store.

The Company has incurred losses since inception, has negative working capital, and has not yet generated revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is November 30.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to intangible assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, loans payable and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less be cash equivalents. At November 30, 2014 and 2013, the Company had $0 of cash.

Intangible Assets

Software, licenses and other rights have been capitalized in accordance with ASC 350-40 “Intangibles – Goodwill and Other – Internal-Use Software.” Amortization is calculated on a straight line basis over its estimated useful life of 20 years.

If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying value over the fair value of the asset.

F_7

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

(Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of November 30, 2014 and 2013, the Company has no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The Company has limited operations and is considered to be in the development stage. During the year ended April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this Update allows the Company to remove the inception-to-date information and all references to development stage.

NOTE 3 – INTANGIBLE ASSET

On November 21, 2014, the Company entered into a license agreement (the “License Agreement”) with PayFlex Systems (“Payflex”). The President of PayFlex is also, the Company’s Chief Executive Officer. Pursuant to the License Agreement, the Company obtained an exclusive worldwide license to use all of PayFlex’s payment processor codes, patent and intellectual rights, contracts, permits and licenses. The license is for twenty years unless terminated earlier as provided for in the License Agreement.

In exchange for the license, the Company is required to pay PayFlex $150,000 in cash for the license and contribute $200,000 for its own working capital needs within 90 days of closing the License Agreement. The Company is also required to issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PayFlex or its nominees within 90 days of closing the License Agreement.

In addition, the Company would be required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the License Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000.

At November 30, 2014, the Company has not made the required cash and share payments. The cash requirement of $150,000 was recorded by the company as expense and payable to related party.

The Company evaluated this transaction by reviewing the ownership percentages of the new shareholders as of the acquisition date and SAB Topic 5G. The Company is determined to be both the legal acquirer and the accounting acquirer of these assets. Since the new shareholders simultaneously obtained the control of the Company, with an overall ownership percentage of approximately 55%, the assets acquired from PayFlex were recorded at the cash requirement of $150,000.

At November 30, 2014, due to the Company’s uncertain future revenues generated by the license, the Company performed impairment tests as prescribed by ASC 350. As a result, the Company recorded an impairment charge totaling $150,000.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses of $7,892 and $6,221 at November 30, 2014 and November 30, 2013, respectively, consist of amounts owed to the Company’s outside legal counsel, transfer agent and independent auditor for services rendered.

F_8

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – LOAN PAYABLE TO RELATED PARTY

On November 24, 2014, the Company issued a $25,000 promissory note to a director of the Company pursuant to the Agreement of Conveyance, Transfer and Assignment of Obligations described in Note 6. The promissory note is unsecured, non-interest bearing and due within six months of the date of issuance.

NOTE 6 – DUE TO RELATED PARTY

The amount due of $77,370 at November 30, 2013, consisted of amounts owed to an officer and shareholder of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors, attorneys and stock transfer agent for services rendered. The amounts were unsecured, due upon demand, and non-interest bearing.

On November 21, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with directors of the Company. Pursuant to the agreement, the Company transferred all assets and business operations associated with hexagon fishing nets to the directors of the Company. In exchange, the directors of the Company agreed to cancel 73,315,000 shares in the Company and assume and cancel all liabilities relating to the Company’s former business, including officer loans amounting to $100,814. A director of the Company will retain 1,085,000 shares of common stock in the Company. In consideration for the cancellation of amounts due to officer and the return of the shares, the Company issued a $25,000 promissory note to the director of the Company. Refer to Note 5. As a result, of the forgiveness of the loans and cancellation of stock, the Company recognized $75,814 as a contribution to capital. The 73,315,000 shares have not yet been cancelled.

On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 3). At November 30, 2014, the Company is indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount is unsecured, non-interest bearing and due by February 19, 2015. As of the date of the financial statements the amount has not been paid and the Company is asking for a 90 day extension.

NOTE 7 – CAPITAL STOCK

The authorized capital of the Company is 500,000,000 common shares with a par value of $ 0.001 per share and 100,000,000 preferred shares with a par value of $0.001 per share.

On June 9, 2014, the Company’s board of directors and a majority of the shareholders of the Company approved an amendment to the Articles of Incorporation for the purpose of increasing the total authorized capital shares from 100,000,000 to 600,000,000 shares, with 500,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

Concurrently with the increase in authorized stock described above, the Company’s board of directors approved a forward split of sixty-two to one in which each shareholder of the Company will be issued sixty-two common shares in exchange for each one common share of their currently issued common stock.

All share and per share data in these financial statements and footnotes has been retrospectively adjusted to account for this stock split.

NOTE 8 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer of the Company has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors of the Company are involved in other business activities and most likely will become involved in other business activities in the future.

On November 19, 2014, the Company entered into an investor relations services agreement. Pursuant to the agreement, the Company will pay $2,500 a month for investor relations services for a term of one year.

The Company entered into the agreement described in Note 3 with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company is required to pay $150,000 in cash for the license and issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PayFlex or its nominees. In addition, the Company would be required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the Licensing Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000. The President of PayFlex is also the Company’s Chief Executive Officer.

The Company is also required to contribute $200,000 for its own working capital needs within 90 days of closing the License Agreement.

F_9

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

For the year ended November 30, 2014 and 2013, the Company had incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $151,706 at November 30, 2014, and will begin expiring in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryforward	$51,580	$42,872
Less: valuation allowance	(51,580)	(42,872)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $151,706 for Federal income tax reporting purposes are subject to annual limitations. The net operating loss carryforwards expire from 2027 to 2034. Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change, as defined, occurs. The Company may have incurred such an ownership change in November 2014. If an ownership change is deemed pursuant to Internal Revenue Section 382, use of net operating losses will be restricted.

NOTE 10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F_10

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 4, 2014, Silberstein Ungar, PLLC notified us that its principals joined the accounting firm of KLJ & Associates, LLP. As a result of the transaction, on August 4, 2014, Silberstein Ungar, PLLC resigned as our independent registered public accounting firm and we engaged KLJ & Associates, LLP as our independent registered public accounting firm.

Aside from this, no events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending November 30, 2014.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of November 30, 2014, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of November 30, 2014 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at November 30, 2014 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of November 30, 2014 are as follows:

Name	Age	Position Held with the Company
Trevor Allen 13 The Concourse London, UK NW9 5AX	48	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Eng Kok Yap 13 The Concourse London, UK NW9 5AX	34	Director
Tan Sin Siong 13 The Concourse London, UK NW9 5AX	41	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Trevor Allen is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director. For the past five years Mr. Allen has been the owner of Gordons, a bakery deli in North London. He also is a partner in Star Lounge night Club in Harrow, NW London and has owned Payflex intellectual property since February of 2014.

Eng Kok Yap is our Director. He has worked as an Engineer for Psyon Engineering Corporation since 2000.

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

Significant Employees

We do not currently have any significant employees aside from Trevor Allen.

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, Trevor Allen, at the address appearing on the first page of this annual report.

Code of Ethics

As of November 30, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended November 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Trevor Allen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2014 2013	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Eng Kok Yap Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. We have agreed to pay a salary of $2,000 per month to Trevor Allen, our officer and director.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Trevor Allen	-	-	-	-	-	-	-	-	-
Eng Kok Yap	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended November 30, 2014.

Stock Option Plans

We did not have a stock option plan as of November 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 13, 2015, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership [1]	% of Common Stock [2]
Eng Kok Yap 13 The Concourse, London, UK NW9 5AX	Common Stock	1,085,000	0.8%
Tan Sin Siong 13 The Concourse, London, UK NW9 5AX	Common Stock	0
Trevor Allen 13 The Concourse, London, UK NW9 5AX	Common Stock	28,315,000	21.24%
DIRECTORS AND OFFICERS – TOTAL		29,400,000	22.05%

5% SHAREHOLDERS
Soundmax Ltd. 1/F Block D, 6 Tam Kung Rd, To Kwa Wan, Kowloon, HK	Common Stock	45,000,000	33.75%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 133,300,000 shares of common stock issued and outstanding for the company as of February 13, 2015.

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

We owed $77,370 at November 30, 2013 to Eng Kok Yap for advanced to pay for professional services provided by our outside independent auditors, attorneys and stock transfer agent for services rendered. The amounts are unsecured, due upon demand, and non-interest bearing.

On November 21, 2014, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with Eng Kok Yap and Tan Sin Siong. Pursuant to the agreement, we transferred all assets and business operations associated with hexagon fishing nets to Messrs. Yap and Siong. In exchange, they agreed to cancel 73,315,000 shares of our common stock and assume and cancel all liabilities relating to our former business, including officer loans amounting to $100,814. Mr. Yap will retain 1,085,000 shares of our common stock. In consideration for the cancellation of amounts due to Messrs. Yap and Siong and the return of the shares, we issued a $25,000 promissory note to Mr. Yap. As a result, of the forgiveness of the loans and cancellation of stock, we recognized $75,814 as a contribution to capital.

On November 21, 2014, we entered into a License Agreement with PayFlex Systems and Trevor Allen, our CEO and director. Pursuant to the License Agreement, we obtained an exclusive worldwide license to use all of PayFlex’s payment processor codes, patent and intellectual rights, contracts, permits and licenses. The license is for twenty years unless terminated earlier as provided for in the License Agreement.

In exchange for the license, we are required to pay PayFlex $150,000 in cash for the license and contribute $200,000 for our own working capital needs within 90 days of closing the License Agreement. We are also required to issue a number of shares of our common stock necessary to give 55% of the total issued and outstanding shares of our Company to PayFlex or its nominees within 90 days of closing the License Agreement.

In addition, we would be required to issue a number of shares of our common stock necessary to give 70% of the total issued and outstanding shares to PayFlex or its nominees on the anniversary of the License Agreement in which our audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000.

At November 30, 2014, we have not made the required cash and share payments and, therefore, the cash requirement of $150,000 was recorded as payable to related party.

At November 30, 2014, we are indebted to Mr. Allen for $150,000 related to the License Agreement. The amount is unsecured, non-interest bearing and due by February 19, 2015.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$9,000	-	-	-
2013	$9,000	-	-	-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Amendment to Articles of Incorporation(2)
3.3	Certificate of Change(2)
3.4	Bylaws, as amended (1)
10.1	License Agreement, dated November 21, 2014(3)
10.2	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated November 21, 2014(3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on December 28, 2007.
2	Incorporated by reference to the Form 8-K filed on June 30, 2014.
3	Incorporated by reference to the Form 8-K filed on November 25, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lans Holdings, Inc.

By:	/s/ Trevor Allen
Trevor Allen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Trevor Allen
Trevor Allen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 30, 2015

By:	/s/ Eng Kok Yap
Eng Kok Yap Director
March 30, 2015

By:	/s/ Tan Sin Siong
Tan Sin Siong Director
March 30, 2015

