Form 10-K/A
period 2014-11-30
Lans Holdings, Inc.
filed 2015-04-02
CIK 1422059

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

Explanatory Note

This Amendment No.1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Lans Holdings, Inc. (the “Company”) for the year ended November 30, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on March 30, 2015. The Amendment is being filed to include the corrections on the sign off date of the independent auditor’s report and to revise certain financial statements and footnote disclosures.

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

Traditionally, for an online merchant to sell over the Internet, they need the following:

•	A registered company
•	A bank account set up in person at a branch
•	A website
•	An online shopping cart
•	Software and programming to communicate the payment information from the shopping cart to the payment platform
•	A database to store the transaction information
•	Another database to store the shipping and product information
•	An email system to email the buyer the confirmation of the purchase

Using our platform, we are able to simplify the online purchase process for merchants. We do this by offering the alternative easy steps:

•	Register an account on PayFlexsystems.com
•	Host products on PayFlexsystems.com
•	Allow customers to buy directly at PayFlexsystems.com

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

Small retail shops want to offer rewards, but they do not know how to offer them. Stamp cards are an inferior method – they get lost, and the analytics are lost. We want to make a simple tracking system for merchants to manually update their customer points. We believe this is advantageous for the following reasons:

•	They keep track of the frequency of buyers and habits
•	They can offer them their rightfully deserved reward
•	They can email the buyer and tell them if they are reaching their reward goal.

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

Use of Proceeds

We intend to raise $200,000 in the next 90 days. There is no assurance, however, that we will be able to raise this money or even a portion of it. If we are unable to raise capital, we will be unable to implement our business plan and we could fail. If we are able to raise the necessary capital, we intend to use the money as follows:

•	Complete phase 1 of our business plan
•	Buy servers
•	Buy more programming to offer more services
•	Improve our website
•	Make the workflow nice and easy
•	Marketing
•	Set up banking connection with certified payment Gateways
•	Commence Phase 2 – enabling merchants to sell on their own site
•	Add all new coding required
•	Purchase additional hardware
•	Additional coding, hardware and marketing required for Phase 3

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

Fiscal Year Ending November 30, 2014
Quarter Ended	High $	Low $
November 30, 2014	.40	.15
August 31, 2014	.015	.015
May 31, 2014	N/A	N/A
February 28, 2014	N/A	N/A

Fiscal Year Ending November 30, 2013
Quarter Ended	High $	Low $
November 30, 2013	N/A	N/A
August 31, 2013	N/A	N/A
May 31, 2013	N/A	N/A
February 28, 2013	N/A	N/A

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

We incurred operating expenses in the amount of $175,615 for the year ended November 30, 2014, as compared with $17,543 for the year ended November 30, 2013. The increase was attributable to the impairment of our license for $150,000. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor business and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

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

Operating activities used $23,444 in cash for the year ended November 30, 2014. Our net loss of $175,615 offset by non-cash impairment expense of $150,000 for this period was the main component of our negative operating cash flow. We primarily relied on related party advances to fund our operations during the year ended November 30, 2014.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of November 30, 2014 and 2013;
F-4	Statements of Operations for the years ended November 30, 2014 and 2013;
F-5	Statement of Stockholders’ Deficit for the years ended November 30, 2014 and 2013;
F-6	Statement of Cash Flows for the years ended November 30, 2014 and 2013;
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Lans Holdings, Inc.

London, United Kingdom

We have audited the accompanying balance sheet of Lans Holdings, Inc. (the “Company”) as of November 30, 2014 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the year ended November 30, 2013 were audited by other auditors; whose report dated January 28, 2014 expresses an unqualified opinion on those financial statements and also included an explanatory paragraph about the Company’s ability to continue as a going concern.

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

March 31, 2015

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

In exchange for the license, the Company is required to pay PayFlex $150,000 in cash for the license and raise $200,000 for its own working capital needs within 90 days of closing the License Agreement. The Company is also required to issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PayFlex or its nominees within 90 days of closing the License Agreement.

In addition, the Company would be required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the License Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000.

The Company has not made the required cash and share payments. The cash requirement of $150,000 was recorded by the company as expense and payable to related party. The Company has not raised the $200,000 required by the License Agreement.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses of $7,892 and $6,221 at November 30, 2014 and 2013, respectively, consist of amounts owed to the Company’s outside legal counsel, transfer agent and independent auditor for services rendered.

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

On November 21, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with directors of the Company. Pursuant to the agreement, the Company transferred all assets and business operations associated with hexagon fishing nets to the directors of the Company. In exchange, the directors of the Company agreed to cancel 73,315,000 shares in the Company and assume and cancel all liabilities relating to the Company’s former business, including officer loans amounting to $100,814. A director of the Company will retain 1,085,000 shares of common stock in the Company. In consideration for the cancellation of amounts due to officer and the return of the shares, the Company issued a $25,000 promissory note to the director of the Company. Refer to Note 5. As a result, of the forgiveness of the loans and cancellation of stock, the Company recognized $75,814 as a contribution to capital. The 73,315,000 shares have not yet been cancelled. The directors are assembling the paperwork necessary to submit to the Company’s transfer agent to cancel the shares.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryforwards	$51,580	$42,872
Less: valuation allowance	(51,580)	(42,872)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $151,706 for federal income tax reporting purposes are subject to annual limitations. The net operating loss carryforwards expire from 2027 to 2034. Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change, as defined, occurs. The Company may have incurred such an ownership change in November 2014. If an ownership change is deemed pursuant to Internal Revenue Section 382, use of net operating losses will be restricted .

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

On February 20, 2015, KLJ & Associates, LLP resigned as our independent registered public accounting firm. On March 6, 2015, we engaged GBC CPAs, PC as our independent registered public accounting firm.

Aside from this, no events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ended November 30, 2014 or as of the date of this Annual Report.

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
April 2, 2015

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
April 2, 2015

By:	/s/ Eng Kok Yap
Eng Kok Yap Director
April 2, 2015

By:	/s/ Tan Sin Siong
Tan Sin Siong Director
April 2, 2015

