Form 10-Q
period 2015-02-28
Lans Holdings, Inc.
filed 2015-04-14
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2015

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

1442-78-0188
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

[ ] Large accelerated filer	[ ] Accelerated filer
[] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,300,000 common shares as of April 14, 2015.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2015 and November 30, 2014 (unaudited);
F-2	Statements of Operations for the three months ended February 28, 2015 and 2014 (unaudited);
F-3	Statements of Cash Flows for the three months ended February 28, 2015 and 2014 (unaudited);
F-4	Notes to Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

BALANCE SHEETS

(UNAUDITED)

	February 28,	November 30,
	2015	2014
ASSETS
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$21,138	$7,892
Short-term loan payable to related party	25,000	25,000
Due to related party	150,000	150,000
Total Liabilities	196,138	182,892
Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, $0.001 par value; 133,300,000 shares issued and outstanding	133,300	133,300
Additional paid-in capital	75,814	75,814
Accumulated deficit	(405,252)	(392,006)
Total Stockholders’ Deficit	(196,138)	(182,892)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

(See accompanying notes to unaudited financial statements)

F-1

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED)

	2015	2014
REVENUES	$—	$—
OPERATING EXPENSES
General and administrative	$13,246	$3,581
TOTAL OPERATING EXPENSES	13,246	3,581
NET LOSS	$(13,246)	$(3,581)
LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	133,300,000	133,300,000

(See accompanying notes to unaudited financial statements)

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,246)	$(3,581)
Change in operating assets and liabilities:
Prepaid expenses	—	(500)
Accounts payable and accrued expenses	13,246	(1,081)
Net Cash Used In Operating Activities	—	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	2,000
Net Cash Provided by Financing Activities	—	2,000
Net Increase in cash and cash equivalents	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

(See accompanying notes to unaudited financial statements)

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

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

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained elsewhere in this prospectus. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2014 have been omitted.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, loans payable and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less to be cash equivalents. At February 28, 2015 and November 30, 2014, the Company had $0 of cash.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

Loss Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of February 28, 2015 and November 30, 2014, the Company has no potentially dilutive securities outstanding.

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

The Company has not made the required cash and share payments. The cash requirement of $150,000 was recorded by the company as expense and payable to related party. The Company has not raised the $200,000 required by the License Agreement. As of the date of the financial statements, the amount has not been paid and the Company has obtained a 60-day extension.

NOTE 3 – INTANGIBLE ASSET (CONTINUED)

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses of $21,138 and $7,892 at February 28, 2015 and November 30, 2014, respectively, consist of amounts owed to the Company’s outside legal counsel, consultants, transfer agent and independent auditor for services rendered.

NOTE 5 – LOAN PAYABLE

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

On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 3). At November 30, 2014, the Company is indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount is unsecured, non-interest bearing and due by February 19, 2015. As of the date of the financial statements, the amount has not been paid and the Company has obtained a 60-day extension.

NOTE 7 – COMMITMENTS

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

The Company is also required to raised $200,000 for its own working capital needs within 90 days of closing the License Agreement.

NOTE 8 – SUBSEQUENT EVENT

On March 26, 2015, the company entered into a $75,000 loan agreement with a non-related party. The loan is unsecured, bears interest at 7.5% per year, and is due on March 31, 2016.

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

Company Overview

On November 21, 2014, we executed a license agreement (the “License Agreement”) with PayFlex Systems and our sole officer and director, Trevor Allen (together, “PayFlex”), for an exclusive worldwide license to use all of PayFlex’s codes, patent and intellectual rights, contracts, permits and licenses in a payment processor business.

The License Agreement granted us the rights to, among other things, a unique platform to allow the seller of products online to enter a few pieces of information to allow them to generate a unique piece of code that will make a buy button to be placed on a seller’s website. The buy button will automatically process payments and keep track of the inventory of the seller’s products.

We are required to compensate PayFlex $150,000 in cash for the license and raised $200,000 for our own working capital needs within 90 days of closing the License Agreement.

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

Since we signed the License Agreement, we have been looking for ways to obtain financing. We have not made the required cash and share payments under the License Agreement. The cash requirement of $150,000 was recorded by us as an expense and payable to related party. At November 30, 2014, as a result of uncertain future revenues derived by the license, we decided to impair the asset. Also, we have not raised the $200,000 required by the License Agreement.

On March 30, 2015, we borrowed $75,000 from an unrelated third party. The loan is due March 31, 2016 and has annual interest at 7.5%. This money is earmarked for our working capital needs. We will need to raise more money to meet our obligations under the License Agreement. If we are unable to find and secure a suitable means of financing, we may not be able to pay our obligations under the License Agreement and we could go out of business.

4

Results of operations for the three months ended February 28, 2015 and 2014

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our payment processor business.

We incurred operating expenses in the amount of $13,246 for the three months ended February 28, 2015, compared with operating expenses of $3,581 for the three months ended February 28, 2014. The entire amount for each mentioned period was attributable to general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor business and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $13,246 for the three months ended February 28, 2015, as compared with a net loss in the amount of $3,581 for the three months ended February 28, 2014. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of February 28, 2015, we had no current assets. Our total current liabilities as of February 28, 2015 were $196,138. As a result, we have a working capital deficit of $196,138 as of February 28, 2015.

Operating activities used $0 in cash for the three months ended February 28, 2015. Our net loss of $13,246 was offset by an increase in accounts payable and accrued expenses for the same amount. We primarily relied on cash from loans to fund our operations during the period ended February 28, 2015.

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

Off Balance Sheet Arrangements

As of February 28, 2015, there were no off balance sheet arrangements.

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

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2015.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended February 28, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Loan Agreement
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	April 14, 2015

By:	/s/ Trevor Allen Trevor Allen
Title:	Chief Executive Officer and Director

8