Form 10-Q
period 2015-05-31
Lans Holdings, Inc.
filed 2015-07-20
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-148385

Lans Holdings Inc.

(Exact name of registrant as specified in its charter)

Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

801 Brickell, Miami, Florida 33133
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,300,000 common shares as of July 17, 2015.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2015 and November 30, 2014 (unaudited);
F-2	Statements of Operations for the three and six months ended May 31, 2015 and 2014 (unaudited);
F-3	Statements of Cash Flows for the six months ended May 31, 2015 and 2014 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

BALANCE SHEETS

AS OF MAY 31, 2015 AND NOVEMBER 30, 2014

(UNAUDITED)

	May 31, 2015	November 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$2,322	$—
TOTAL ASSETS	$2,322	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$33,581	$7,892
Short-term loan payable	75,000	—
Short-term loan payable to related party	25,000	25,000
Due to related party	150,000	150,000
Total Liabilities	283,581	182,892

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.001 par value; 599,859 Series A preferred shares issued and outstanding	600	—
Common stock, 500,000,000 shares authorized, $0.001 par value; 133,300,000 shares issued and outstanding	133,300	133,300
Additional paid-in capital	2,175,215	75,814
Accumulated deficit	(2,590,374)	(392,006)
Total Stockholders’ Deficit	(281,259)	(182,892)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,322	$—

(See accompanying notes to unaudited financial statements)

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2015 AND 2014

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

General and administrative	$34,166	$4,900	$47,412	$8,481
Impairment of intangible asset	2,150,000	—	2,150,000	—
Interest expense	955	—	955	—

TOTAL OPERATING EXPENSES	2,185,121	4,900	2,198,367	8,481

NET LOSS	$(2,185,121)	$(4,900)	$(2,198,367)	$(8,481)

LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	133,300,000	133,300,000	133,300,000	133,300,000

(See accompanying notes to unaudited financial statements)

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,198,367)	$(8,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	2,150,000	—
Change in operating assets and liabilities:
Prepaid expenses	—	(500)
Accounts payable and accrued expenses	25,689	(4,221)
Net Cash Used In Operating Activities	(22,678)	(12,202)

CASH FLOWS TO INVESTING ACTIVITIES
Purchase of intangible asset	(50,000)	—
Net Cash Used in Investing Activities	(50,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	12,202
Proceeds from loans payable	75,000	—
Net Cash Provided by Financing Activities	75,000	12,202
Net Increase in cash and cash equivalents	2,322	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$2,322	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for acquisition of assets	$2,100,000	$—

(See accompanying notes to unaudited financial statements)

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2015

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

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained elsewhere in this prospectus. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2014 have been omitted.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, loans payable and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less to be cash equivalents. At May 31, 2015 and November 30, 2014, the Company had $2,322 and $0 of cash, respectively.

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2015

(UNAUDITED)

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

Loss Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of May 31, 2015 and November 30, 2014, the Company has no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – INTANGIBLE ASSETS

a)	On November 21, 2014, the Company entered into a license agreement (the “License Agreement”) with PayFlex Systems (“Payflex”). The President of PayFlex is also the Company’s Chief Executive Officer. Pursuant to the License Agreement, the Company obtained an exclusive worldwide license to use all of PayFlex’s payment processor codes, patent and intellectual rights, contracts, permits and licenses. The license is for twenty years unless terminated earlier as provided for in the License Agreement.

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

The Company has not made the required cash and share payments. The cash requirement of $150,000 was recorded by the Company as an expense and a payable to a related party. The Company has not raised the $200,000 required by the License Agreement. As of the date of the financial statements, the amount has not been paid and the Company has obtained a 60-day extension.

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2015

(UNAUDITED)

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

The Company evaluated this transaction by reviewing the ownership percentages of the new shareholders as of the acquisition date following SAB Topic 5G. The Company is determined to be both the legal acquirer and the accounting acquirer of these assets. Since the new shareholders simultaneously obtained the control of the Company, with an overall ownership percentage of approximately 55%, the assets acquired from PayFlex were recorded at the cash requirement of $150,000.

At November 30, 2014, due to the Company’s uncertain future revenues generated by the license, the Company performed impairment tests as prescribed by ASC 350. As a result, the Company recorded an impairment charge totaling $150,000.

b)	On April 17, 2015, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Transaction Data USA Inc. (“Transaction Data”). Pursuant to the Purchase Agreement, the Company acquired the various assets (the “Assets”) from TDUSA.

In consideration for the Assets, the Company agreed to issue TDUSA 400,000 shares of its Series A Preferred Stock and 19,985,000 shares of its common stock.

As part of the transaction, the Company’s officer and director agreed to exchange his 7,000,000 shares of common stock into 100,000 shares of Series A Preferred Stock and a significant shareholder agreed to exchange his 12,985,000 shares of common stock into 99,859 shares of Series A Preferred Stock.

In addition, pursuant to the Purchase Agreement, the Company agreed to use its best efforts to raise $375,000 for working capital needs and to develop the business surrounding the Assets; grant TDUSA the right to appoint two persons to the Company’s board of directors; and grant TDUSA a revenue share of the new business.

As of May 31, 2015, the Company has paid TDUSA $50,000 of the working capital requirement.

The Company evaluated this transaction by reviewing the ownership percentages of the new shareholders as of the acquisition date following SAB Topic 5G. The Company is determined to be both the legal acquirer and the accounting acquirer of these assets. The assets acquired from TDUSA were recorded at the cash consideration of $50,000 and the fair value of the shares issued of $2,100,000.

At May 31, 2015, due to the Company’s uncertain future revenues generated by the assets, the Company performed impairment tests as prescribed by ASC 350. As a result, the Company recorded an impairment expense of $2,150,000.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses of $33,581 and $7,892 at May 31, 2015 and November 30, 2014, respectively, consist of amounts owed to the Company’s service providers for services rendered.

NOTE 5 – LOANS PAYABLE

a)	On November 24, 2014, the Company issued a $25,000 promissory note to a director of the Company pursuant to the Agreement of Conveyance, Transfer and Assignment of Obligations described in Note 7. The promissory note is unsecured, non-interest bearing and due within six months of the date of issuance. As of May 31, 2015, the note was not yet repaid. The Company is currently in renegotiations to adjust the terms of the note.
b)	On March 26, 2015, the Company entered into a $75,000 loan agreement with a non-related party. The loan is unsecured, bears interest at 7.5% per year, and is due on March 31, 2016. At May 31, 2015, the Company had accrued interest of $955.

NOTE 6 – CAPITAL STOCK

The Company’s authorized capital stock consists of 500,000,000 shares of common stock, with a par value of $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share.

On April 21, 2015, the Company designated a class of Series A Preferred Stock. The Series A Preferred Stock consists of 599,859 shares. The Series A Preferred Stock may bear quarterly dividends of 7% per annum in cash or common stock at the Company’s option. The Series A Preferred Shares have voting rights of 112 votes per share, liquidation preference of $5.00 per share, and are convertible into common shares on a 1:100 basis at $0.05 per share, with adjustments.

The Company issued 599,859 shares of Preferred Stock pursuant to the Purchase Agreement described in Note 3(b).

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2015

 (UNAUDITED)

NOTE 7 – DUE TO RELATED PARTY

On November 21, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with directors of the Company. Pursuant to the agreement, the Company transferred all assets and business operations associated with hexagon fishing nets to the directors of the Company. In exchange, the directors of the Company agreed to cancel 73,315,000 shares in the Company and assume and cancel all liabilities relating to the Company’s former business, including officer loans amounting to $100,814. A director of the Company will retain 1,085,000 shares of common stock in the Company. In consideration for the cancellation of amounts due to an officer and the return of the shares, the Company issued a $25,000 promissory note to the director of the Company. Refer to Note 5. As a result of the forgiveness of the loans and cancellation of stock, the Company recognized $75,814 as a contribution to capital. As of May 31, 2015, the 73,315,000 shares had not been cancelled.

On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 3(a)). At November 30, 2014, the Company was indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount is due by February 19, 2015. As of May 31, 2015, the amount had not been paid by the Company.

NOTE 8 – COMMITMENTS

a)	The Company neither owns nor leases any real or personal property. An officer of the Company has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors of the Company are involved in other business activities and most likely will become involved in other business activities in the future.
b)	On November 19, 2014, the Company entered into an investor relations services agreement. Pursuant to the agreement, the Company will pay $2,500 a month for investor relations services for a term of one year.
c)	The Company entered into the agreement described in Note 3(a) with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company is required to pay $150,000 in cash for the license and issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PayFlex or its nominees. In addition, the Company is required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the Licensing Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000. The President of PayFlex is also the Company’s Chief Executive Officer.

The Company is also required to raise $200,000 for working capital needs within 90 days of closing the License Agreement.

d)	Pursuant to the Purchase Agreement described in Note 3(b) the Company has agreed to use its best efforts to raise an additional $325,000 for its own working capital needs and to develop the business surrounding the acquired Assets.

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

Company Overview

Our plan is to develop a payment processor business. Despite having acquired a license from PayFlex Systems in late 2014 to use codes, intellectual property rights, contracts, permits and other items in a payment processor business, we have been unsuccessful in establishing a platform to sell payment processor services. This was in large part due to our inability to raise money to finance the project.

Since we acquired the license, we have been looking for ways to obtain financing. We have not made the required cash and share payments under the license agreement. The cash requirement of $150,000 was recorded by us as an expense and payable to related party. At November 30, 2014, as a result of uncertain future revenues derived by the license, we decided to impair the asset. As of the date of the financial statements, the amount has not been paid and the Company has obtained a 60-day extension.

On April 17, 2015, we acquired certain assets from Transaction Data USA Inc., namely its MCRd Application Framework and some existing customer files and accounts, in an effort to gain momentum in the pursuit of our business plan. We plan to use the acquired technology to deploy a new SaaS (Security as a Service) enterprise solution called CLOUDECRYPT. We believe this solution reduces the complex process for managing enterprise data encryption. Using this platform, we believe our potential customers will more easily migrate clients to a better security base to prevent credit card cloning and identity theft in retail locations. The platform should also enable providers to reduce compliance and management costs of data encryption for multiple customers.

We plan to focus on providing a certified and compliant solution that will be recognized by a council formed and managed by Visa, MasterCard, Discover, AMEX and JCB. Payment gateways and other companies that develop and market solutions to businesses that process credit cards can leverage the CLOUDECRYPT platform which we believe will provide the most secure solution to meet compliance requirements at a fraction of the cost than doing it internally. The hardware and peripheral options are also more easily supported to reduce cost to commercialize encrypted payment solutions by service providers. We plan to combine the CLOUDECRYPT with the Open4Biz (cloud business management apps) and Payment-Engine (cloud based retail and ecommerce platform) all of which are expected to be “EMV ready” (meaning ready to support the latest card payment "chip and pin" security known as EMV (Europay, MasterCard and Visa). We intend to provide the next generation one stop solution for retail and ecommerce businesses.

4

We have recently joined the EMV Migration Forum to support the effort to drive adoption of secure chip-based technologies in the United States. In June 2015, our director, Mr. Anthony Ribas, attended the Forum in Herndon, VA at the Hyatt Dulles at Dulles International Airport. The meeting drew over 290  attendees from all of the global payment brands and other stakeholders representing financial institutions, merchants, processors, acquirers, regional debit networks, device manufacturers and industry associations who have joined the EMV Migration Forum.

In order to implement our new plan, we will need to raise additional capital.  We estimate that we will need approximately $275,000 in the next twelve months.  These funds will be used to cover our contractual obligations and for general working capital needs.  If we are unable to raise money, we will not be able to able to provide prospective customers with an EMV ready payment processor solution.

Results of operations for the three and six months ended May 31, 2015 and 2014

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our payment processor business.

We incurred operating expenses in the amount of $2,185,121 for the three months ended May 31, 2015, compared with operating expenses of $4,900 for the three months ended May 31, 2014. We incurred operating expenses in the amount of $2,198,367 for the six months ended May 31, 2015, compared with operating expenses of $8,481 for the six months ended May 31, 2014. Our operating expenses for the three and six months ended May 31, 2015 increased over the same periods ended May 31, 2014 and mainly consisted of a $2,150,000 impairment of our license agreement with TDUSA and general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor business and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $2,185,121 for the three months ended May 31, 2015, as compared with a net loss in the amount of $4,900 for the three months ended May 31, 2014. We incurred a net loss in the amount of $2,198,367 for the six months ended May 31, 2015, as compared with a net loss in the amount of $8,481 for the six months ended May 31, 2014. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2015, we had $2,322 in current assets consisting entirely of cash. Our total current liabilities as of May 31, 2015 were $283,581. As a result, we have a working capital deficit of $281,259 as of May 31, 2015.

Operating activities used $22,678 in cash for the six months ended May 31, 2015. Our negative operating cash flow was mainly the result of our net loss of $2,198,367, offset by $2,150,000 impairment to our license agreement along with a $25,689 increase in accounts payable and accrued expenses. We primarily relied on cash from loans to fund our operations during the period ended May 31, 2015.

Investing activities used $50,000 in cash for the six months ended May 31, 2015 in connection with the impairment of our license agreement.

Financing activities provided $75,000 in cash for the six months ended May 31, 2015. On March 30, 2015, we borrowed $75,000 from an unrelated third party. The loan is due March 31, 2016 and has annual interest at 7.5%. This money is earmarked for our working capital needs.

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

5

Off Balance Sheet Arrangements

As of May 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2015.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended May 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2015, as a result of the Purchase Agreement with Transaction Data, we issued Transaction Data 400,000 shares of our Series A Preferred Stock and 19,985,000 shares of our common stock. As part of the transaction, our officer and director agreed to exchange his 7,000,000 shares of common stock into 100,000 shares of Series A Preferred Stock and a significant shareholder agreed to exchange his 12,985,000 shares of common stock into 99,859 shares of Series A Preferred Stock.

The above securities were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. The Company believes that the investor had adequate information about the Company as well as the opportunity to ask questions and receive responses from management.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Loan Agreement
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	July 20, 2015

By:	/s/ Trevor Allen Trevor Allen
Title:	Chief Executive Officer and Director

8