Form 10-Q
period 2015-08-31
Lans Holdings, Inc.
filed 2015-10-20
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2015

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-148385

Lans Holdings Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-4426774
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

801 Brickell, Miami, Florida 33133
(Address of principal executive offices)

305-755-7451
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer ☐ Non-accelerated filer	☐ Accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

133,300,000 common shares as of October 20, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

Lans Holdings, Inc.

August 31, 2015

Index
Balance Sheets as of August 31, 2015 and November 30, 2014 (unaudited);	F–1

Statements of Operations for the three and nine months ended August 31, 2015 and 2014 (unaudited);	F–2

Statement of Cash Flows for the nine months ended August 31, 2015 and 2014 (unaudited);	F–3

Notes to the Financial Statements (unaudited)	F–4

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

LANS HOLDINGS, INC.

BALANCE SHEETS

AS OF AUGUST 31, 2015 AND NOVEMBER 30, 2014

(UNAUDITED)

	August 31,	November 30,
	2015	2014
ASSETS

Current Assets

Cash	$16,377	$–

TOTAL ASSETS	$16,377	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$66,020	$7,892
Stock payable	45,000	–
Stock payable to related party	45,000	–
Short-term loans payable	125,000	–
Short-term loan payable to related party	25,000	25,000
Due to related parties	153,887	150,000

Total Liabilities	459,907	182,892

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.001 par value; 599,859 Series A preferred shares issued and outstanding	600	–
Common stock, 500,000,000 shares authorized, $0.001 par value; 133,300,000 shares issued and outstanding	133,300	133,300
Additional paid-in capital	2,175,214	75,814
Accumulated deficit	(2,752,644)	(392,006)

Total Stockholders’ Deficit	(443,530)	(182,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,377	$–

(See accompanying notes to unaudited financial statements)

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES

General and administrative	$160,306	$7,736	$207,718	$14,818
Impairment of intangible asset	–	–	2,150,000	–
Interest expense	1,965	–	2,920	–

TOTAL OPERATING EXPENSES	162,271	7,736	2,360,638	14,818

NET LOSS	$(162,271)	$(7,736)	$(2,360,638)	$(14,818)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	133,300,000	133,300,000	133,300,000	133,300,000

(See accompanying notes to unaudited financial statements)

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,360,638)	$(14,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	2,150,000	–
Stock-based compensation	90,000	–
Change in operating assets and liabilities:
Prepaid expenses	–	(1,900)
Accounts payable and accrued expenses	58,128	(3,308)

Net Cash Used In Operating Activities	(62,510)	(20,026)

CASH FLOWS TO INVESTING ACTIVITIES

Purchase of intangible asset	(50,000)	–

Net Cash Provided by Financing Activities	(50,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	3,887	20,026
Proceeds from loans payable	125,000	–

Net Cash Provided by Financing Activities	128,887	20,026

Net Increase in cash and cash equivalents	16,377	–

Cash, beginning of period	–	–

Cash, end of period	$16,377	$–

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for acquisition of assets	$2,100,000	$–

(See accompanying notes to unaudited financial statements)

 LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED AUGUST 31, 2015

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

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2014 have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less to be cash equivalents. At August 31, 2015 and November 30, 2014, the Company had $16,377 and $0 of cash, respectively.

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED AUGUST 31, 2015

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

Loss Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2015 and November 30, 2014, the Company has no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

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

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED AUGUST 31, 2015

(UNAUDITED)

NOTE 3 – INTANGIBLE ASSET (CONTINUED)

In addition, the Company would be required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the License Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000.

The Company has not made the required cash and share payments. The cash requirement of $150,000 was recorded by the company as expense and payable to related party. The Company has not raised the $200,000 required by the License Agreement. As of the date of the financial statements, the amount has not been paid and the Company has obtained an extension until December 31, 2015.

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

b)	On April 17, 2015, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Transaction Data USA Inc. (“Transaction Data”). Pursuant to the Agreement, the Company acquired the various assets (the “Assets”) from TDUSA.

In consideration for the Assets, the Company agreed to issue to TDUSA 400,000 shares of its newly created Series A Preferred Stock and 19,985,000 shares of its common stock.

As part of the transaction, the Company’s officer and director, agreed to exchange his 7,000,000 shares of common stock into 100,000 shares of Series A Preferred Stock and a significant shareholder agreed to exchange its 12,985,000 shares of common stock into 99,859 shares of Series A Preferred Stock.

In addition, pursuant to the Purchase Agreement, the Company agreed to use its best efforts to raise $375,000 for working capital needs and to develop the business surrounding the Assets; grant TDUSA the right to appoint two persons to the Company’s board of directors; and grant TDUSA a revenue share of the business.

During 2015, the Company paid TDUSA $50,000 of the working capital requirement.

The Company evaluated this transaction by reviewing the ownership percentages of the new shareholders as of the acquisition date and SAB Topic 5G. The Company is determined to be both the legal acquirer and the accounting acquirer of these assets. The assets acquired from TDUSA were recorded at the cash consideration of $50,000 and the fair value of the shares issued of $2,100,000.

During the quarter ended May 31, 2015 due to the Company’s uncertain future revenues generated by the assets, the Company performed impairment tests as prescribed by ASC 350. As a result, the Company recorded an impairment charge totaling $2,150,000.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses of $66,020 and $7,892 at May 31, 2015 and November 30, 2014, respectively, consist of amounts owed to the Company’s service providers for services rendered.

NOTE 5 – LOANS PAYABLE

a)	On November 24, 2014, the Company issued a $25,000 promissory note to a director of the Company pursuant to the Agreement of Conveyance, Transfer and Assignment of Obligations described in Note 7. The promissory note is unsecured, non-interest bearing and due within six months of the date of issuance. As of August 31, 2015, the note was not yet repaid. The Company is currently in renegotiations to adjust the terms of the note.

b)	On March 26, 2015, the Company entered into a $75,000 loan agreement with a non-related party. The loan is unsecured, bears interest at 7.5% per year, and is due on March 31, 2016. At August 31, 2015, the Company had accrued interest of $2,373.

c)	On August 7, 2015, the Company entered into a $50,000 loan agreement with a non-related party. The loan is unsecured, bears interest at 8.5% per year, and is due on August 7, 2016. At August 31, 2015, the Company had accrued interest of $547.

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED AUGUST 31, 2015

(UNAUDITED)

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

The Company issued 599,859 shares of Preferred Stock pursuant to the asset acquisition described in Note 3(b).

NOTE 7 – RELATED PARTY TRANSACTIONS

a)	During the nine months ended August 31, 2015, the Company incurred consulting fees of $13,500 (2014 - $nil) to a company whose CEO is the President of the Company.

b)	During the nine months ended August 31, 2015, the Company incurred consulting fees of $17,064 (2014 - $nil) to a company controlled by the Chief Technology Officer of the Company.

c)	During the nine months ended August 31, 2015, the Company incurred consulting fees of $16,687 (2014 - $nil) to the Chief Operations Officer of the Company.

d)	During the nine months ended August 31, 2015, the Company incurred consulting fees of $16,000 (2014 - $nil) to the Chief Revenue Officer of the Company.

e)	As at August 31, 2015, the Company owes $200 (November 30, 2014 - $nil) to the President of the Company, which is non-interest bearing, unsecured and due on demand.

f)	As at August 31, 2015, the Company owes $16,000 (November 30, 2014 - $nil) to a company controlled by the Chief Technology Officer of the Company, of which $1,000 is non-interest bearing, unsecured and due on demand and $15,000 will be settled by issuing 200,000 shares of the Company’s common stock at $0.075 per share. At August 31, 2015, $15,000 of stock payable was accrued by the Company.

g)	As at August 31, 2015, the Company owes $16,687 (November 30, 2014 - $nil) to the Chief Operations Officer of the Company, of which $1,688 is non-interest bearing, unsecured and due on demand and $15,000 will be settled by issuing 119,048 shares of the Company’s common stock at $0.126 per share. At August 31, 2015, $15,000 of stock payable was accrued by the Company.

h)	As at August 31, 2015, the Company owes $16,000 (November 30, 2014 - $nil) to the Chief Revenue Officer of the Company, of which $1,000 is non-interest bearing, unsecured and due on demand and $15,000 will be settled by issuing 119,048 shares of the Company’s common stock at $0.126 per share. At August 31, 2015, $15,000 of stock payable was accrued by the Company.

i)	On November 21, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with directors of the Company. Pursuant to the agreement, the Company transferred all assets and business operations associated with hexagon fishing nets to the directors of the Company. In exchange, the directors of the Company agreed to cancel 73,315,000 shares in the Company and assume and cancel all liabilities relating to the Company’s former business, including officer loans amounting to $100,814. A director of the Company will retain 1,085,000 shares of common stock in the Company. In consideration for the cancellation of amounts due to officer and the return of the shares, the Company issued a $25,000 promissory note to the director of the Company. Refer to Note 5. As a result of the forgiveness of the loans and cancellation of stock, the Company recognized $75,814 as a contribution to capital. As of August 31, 2015, the 73,315,000 shares had not been cancelled.

j)	On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 3(a)). At November 30, 2014, the Company was indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount was due on February 19, 2015. As of August 31, 2015, the amount has not been paid by the Company.

NOTE 8 – COMMITMENTS

a)	The Company neither owns nor leases any real or personal property. An officer of the Company has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors of the Company are involved in other business activities and most likely will become involved in other business activities in the future.

LANS HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED AUGUST 31, 2015

(UNAUDITED)

NOTE 8 – COMMITMENTS (CONTINUED)

b)	On November 19, 2014, the Company entered into an investor relations services agreement. Pursuant to the agreement, the Company will pay $2,500 a month for investor relations services for a term of one year.

c)	On June 25, 2015, the Company entered into a consultancy agreement with a company controlled by the Chief Technology Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year and issue 200,000 shares of the Company’s common stock on the date of the agreement. As of August 31, 2015, the shares had not been issued but were accrued as stock payable.

d)	On August 17, 2015, the Company entered into a consultancy agreement with the Chief Operations Officer of the Company. Pursuant to the agreement, the Company will pay $2,250 a month for consulting services for a term of one year and issue 119,048 shares of the Company’s common stock on the date of the agreement. As of August 31, 2015, the shares had not been issued but were accrued as stock payable.

e)	On August 17, 2015, the Company entered into a consultancy agreement with the Chief Revenue Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year and issue 119,048 shares of the Company’s common stock on the date of the agreement. As of August 31, 2015, the shares had not been issued but were accrued as stock payable.

f)	On August 17, 2015, the Company entered into an advisory board agreement with two Advisory Board Members of the Company for terms of one year each. Pursuant to the agreement, the Company will issue the Members 119,048 shares each of the Company’s common stock, valued at $15,000 each, on the date of the agreement. As of August 31, 2015, the shares had not been issued but were accrued as stock payable.

g)	On August 28, 2015, the Company entered into an advisory board agreement with an Advisory Board Member of the Company for a term of one year. Pursuant to the agreement, the Company will issue a total of 113,208 shares of the Company’s common stock, valued at $15,000, on the date of the agreement. As of August 31, 2015, the shares had not been issued but were accrued as stock payable.

h)	The Company entered into the agreement described in Note 3(a) with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company is required to pay $150,000 in cash for the license and issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PayFlex or its nominees. In addition, the Company would be required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the Licensing Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000. The President of PayFlex is also the Company’s Chief Executive Officer.

The Company is also required to raise $200,000 for its own working capital needs within 90 days of closing the License Agreement.

i)	Pursuant to the Asset Acquisition Agreement described in Note 3(b) the Company has agreed to use its best efforts to raise an additional $325,000 for its own working capital needs and to develop the business surrounding the acquired Assets.

NOTE 9 – SUBSEQUENT EVENTS

On September 22, 2015, the Company committed to enter a license agreement and to purchase supporting products in exchange for an amount totaling up to $73,212.

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

Since we acquired the license, we have been looking for ways to obtain financing. We have not made the required cash and share payments under the license agreement. The cash requirement of $150,000 was recorded by us as an expense and payable to related party. At November 30, 2014, as a result of uncertain future revenues derived by the license, we decided to impair the asset. As of the date of the financial statements, the amount has not been paid and we have obtained an extension until December 31, 2015.

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

In October 2015, the Payment Networks’ Liability Shift associated with EuroPay, MasterCard, and Visa (EMV) is due to take effect in the United States. It’s a major milestone for banks, credit card issuers, merchants, and more. This liability shift means that those financial institutions and merchants using non-EMV compliant devices that choose to accept transactions made with EMV-compliant cards assume liability for any and all transactions that are found to be fraudulent. The main driver behind the EMV migration is card-related financial fraud.

Many people are becoming aware of smart chips that are embedded within new EMV-compliant credit and debit cards. These chips interface with Point-of-Sale (POS) terminals. While many other places, such as Europe, Canada, Latin America, and the Asia/Pacific region, are all well on their way with migrating from the magstripe standard to EMV chip card technology, the U.S. has just begun the process.

We intend to provide the next generation one stop solution for retail and ecommerce businesses. Merchants (businesses that accept credit cards) will be liable if a counterfeit transaction occurs when a card holder uses a chip card (EMV) to pay a merchant and the merchant is not using true, EMV Ready Point-of-Sale technology. We have been focusing on providing a certified and compliant solution we market to developers as “PaymentSandBox,” independent sales organizations and merchant service providers as “Paysperity,” and to acquirers and payment service providers a solution called “Payment-Engine” that we believe will be recognized by a council formed and managed by Visa, MasterCard, Discover, AMEX and JCB. Payment gateways and other companies that develop and market solutions to businesses that process credit cards can leverage the CLOUDECRYPT platform, which we believe will provide the most secure solution to meet compliance requirements at a fraction of the cost than doing it internally. The hardware and peripheral options are also more easily supported to reduce cost to commercialize encrypted payment solutions by service providers.

We are in process of certifying our Cloudecrypt, Payment-Engine, PaymentSandBox and Paysperity applications by our PCI Auditor - Dara Security. Dara Security is certified as a PCI QSA (Payment Card Industry Qualified Security Assessor), PA-QSA (Payment Application Qualified Assessor) and P2PE (Point-to-Point Encryption) organization. Dara Security is headquartered in Reno, Nevada and is the only Accredited PCI QSA and P2PE in Nevada.

We have combined the CLOUDECRYPT with the Open4Biz (cloud business management apps) and Payment-Engine (cloud based retail and ecommerce platform) all of which are “EMV ready” (meaning ready to support the latest card payment "chip and pin" security known as EMV (Europay, MasterCard and Visa). This combination has resulted in our EMV Merchant migration program we call the “EMV Launchpad”. The EMV Launchpad provides strategic partners and customers with two key items that we expect will satisfy these major concerns. First, we provide processor agnostic and developer friendly EMV technology. Second we provide cost-effective EMV terminals that fast track our development partners EMV certifications. We believe this new program will save companies lots of time and money to help software developers and merchants become EMV Ready ahead of the upcoming October EMV liability shift.

The EMV technology we provide is available based on the industry segment of our partner.

“Payment-Engine” is a solution we can brand and enable an acquirer or payment service provider to utilize the EMV ready platform. We partnered with Creditcall to leverage various components of its processing system that we have branded and bundled as “Payment-Engine” for our clients. Payment-Engine includes a virtual terminal, hosted payment pages, email invoicing, and shopping cart integration tools. It comes with over 25 power packed modules to enable businesses to better manage information critical to success including: lead automation, sales management and automation, full scale accounting for revenue, purchases and inventory management, as well as module to manage human resources like expense reports, time sheets and fleet management.

“PaymentSandBox” is the EMV Ready solution packaged for developers providing device software development kits to integrate. We add value to developers by providing them a single integration toolkit for all peripherals including: bar code scanners, weight scales, pole displays, receipt printers, cash drawers, and now EMV payment terminals using our PaymentSandBox.

“Paysperity” is the above solutions ‘bundled’ together into a package that is ready for sale by an independent sales organization or merchant service provider.

EMV Launch Pad is a name of a program we offer to help our partners to implement one of the above scenarios based on who they are.

We have selected CardWare International to provide its EMV terminal warehousing and logistics services to enable rapid deployment of interoperable EMV POS terminals to POS developers and integrators.

On August 14, 2015, we signed a Distribution Agreement with SureGate LLC to enable their resellers to provide merchants EMV retail processing solutions ahead of the upcoming October migration date. We believe that SureGate will help us to introduce our payment solution to the market and obtain subscribers. The distribution agreement will enable SureGate’s customers to use EMV compatible devices that process all payment types like credit and debit cards, as well the popular Apple Pay. As of the date of this filing, we have five merchant profiles boarded to our EMV ready platform and we have the capability to add approximately 10 more per week. We have started the migration of several additional merchants but we are waiting on equipment to arrive to complete the process. In all, we have 70 businesses qualified for our EMV migration program and ready to start, but we lack the equipment and means to services them all at once.

In order to implement our business plan, we will need to raise additional capital. We estimate that we will need approximately $325,000 in the next twelve months. These funds will be used to cover our contractual obligations and for general working capital needs. If we are unable to raise money, we will not be able to able to provide prospective customers with an EMV ready payment processor solution.

Results of operations for the three and nine months ended August 31, 2015 and 2014

We have not earned any revenues since our inception on November 13, 2007. We do not anticipate earning revenues until such time that we have fully developed and are able to market our payment processor business.

We incurred operating expenses in the amount of $162,271 for the three months ended August 31, 2015, compared with operating expenses of $7,736 for the three months ended August 31, 2014. We incurred operating expenses in the amount of $2,360,638 for the nine months ended August 31, 2015, compared with operating expenses of $14,818 for the nine months ended August 31, 2014. Our operating expenses for the nine months ended August 31, 2015 increased over the same periods ended August 31, 2014 and mainly consisted of a $2,150,000 impairment of our license agreement with TDUSA and general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor business and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $162,271 for the three months ended August 31, 2015, as compared with a net loss in the amount of $7,736 for the three months ended August 31, 2014. We incurred a net loss in the amount of $2,360,638 for the nine months ended August 31, 2015, as compared with a net loss in the amount of $14,818 for the nine months ended August 31, 2014. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2015, we had $16,377 in current assets consisting entirely of cash. Our total current liabilities as of August 31, 2015 were $459,907. As a result, we have a working capital deficit of $443,530 as of August 31, 2015.

Operating activities used $62,510 in cash for the nine months ended August 31, 2015. Our negative operating cash flow was mainly the result of our net loss of $2,360,638, offset by a $2,150,000 impairment to our license agreement along with a $90,000 adjustment for stock-based compensation and a $58,128 increase in accounts payable and accrued expenses. We primarily relied on cash from loans to fund our operations during the period ended August 31, 2015.

Investing activities used $50,000 in cash for the nine months ended August 31, 2015 in connection with the purchase of intangible assets.

Financing activities provided $128,887 in cash for the nine months ended August 31, 2015. Of this amount, $125,000 was proceeds from loans payable and $3,887 was from related party advances.

On March 26, 2015, we borrowed $75,000 from an unrelated third party. The loan is unsecured, bears interest at 7.5% per year and is due on March 31, 2016.

On August 7, 2015, we borrowed $50,000 from an unrelated third party. The loan is unsecured, bears interest at 8.5% per year, and is due on August 7, 2016.

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

Off Balance Sheet Arrangements

As of August 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2015.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended August 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2015, we entered into a consultancy agreement with a company controlled by our Chief Technology Officer. Pursuant to the agreement, we will be issuing 200,000 shares of our common stock.

On August 17, 2015, we entered into a consultancy agreement with our Chief Operations Officer. Pursuant to the agreement, we will be issuing 119,048 shares of our common stock.

On August 17, 2015, we entered into a consultancy agreement with our Chief Revenue Officer. Pursuant to the agreement, we will be issuing 119,048 shares of our common stock.

On August 17, 2015, we entered into an advisory board agreement with two of our Advisory Board Members. Pursuant to the agreement, we will be issuing the Members 119,048 shares each of our common stock, valued at $15,000 each.

On August 28, 2015, we entered into an advisory board agreement with our Advisory Board Member. Pursuant to the agreement, we will be issuing a total of 113,208 shares of our common stock, valued at $15,000.

The above securities are to be issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. The Company believes that the investor had adequate information about the Company as well as the opportunity to ask questions and receive responses from management.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Loan Agreement
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	October 20, 2015

By:	/s/ Trevor Allen
Trevor Allen
Title:	Chief Executive Officer and Director