Form 10-K
period 2015-11-30
Lans Holdings, Inc.
filed 2016-04-20
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-148385

Lans Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-4426774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Brickell, Miami, Florida	33133
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 305-755-7451
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No []

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,998,500

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 133,337,734 common shares issued and outstanding as of April 12, 2016.

PART I

Item 1. Business

Our Business

We are in the business of developing payment processor solutions and, recently, we have expanded our business into providing information technology (IT) services.

Payment Processor Business

Our plan is to develop a payment processor business. Our initial plan entailed acquiring a license from PayFlex Systems (“PayFlex”) in late 2014 to use codes, intellectual property rights, contracts, permits and other items in a payment processor business. Since that acquisition, we have not had success in establishing a platform to sell payment processor services. This was in large part due to our inability to raise money to finance the project.

Since we acquired the license, we have been looking for ways to obtain financing. We have not made the required cash and share payments under the license agreement. The cash requirement of $150,000 was recorded by us as an expense and payable to related party. At November 30, 2014, as a result of uncertain future revenues derived by the license, we decided to impair the asset. As of the date of the financial statements, the amount has not been paid and we have obtained an extension until June 30, 2016.

On April 17, 2015, we acquired certain assets from Transaction Data USA Inc. (“TDUSA”), namely its MCRd Application Framework and some existing customer files and accounts, in an effort to gain momentum in the pursuit of our business plan. We plan to use the acquired technology to deploy a new SaaS (Security as a Service) enterprise solution called CLOUDECRYPT. We believe this solution reduces the complex process for managing enterprise data encryption. Using this platform, we believe our potential customers will more easily migrate clients to a better security base to prevent credit card cloning and identity theft in retail locations. The platform should also enable providers to reduce compliance and management costs of data encryption for multiple customers.

Our efforts to deploy CLOUDECRYPT has been slower than expected due to lack of funds. Late last year, however, we completed the installation of the Hardware Security Module (HSM) to enable us to provide isolated virtual HSMs to our distribution clients. We also completed the remediation for the PCI (Payment Card Industry) and PA (Payment Application) in preparation for final audits of our payment network for transactions where cards are not present to support the ecommerce and telephone order merchant category types.

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

We are in process of certifying our CLOUDCRYPT, Payment-Engine, PaymentSandBox and Paysperity applications by our PCI Auditor - Dara Security. Dara Security is certified as a PCI QSA (Payment Card Industry Qualified Security Assessor), PA-QSA (Payment Application Qualified Assessor) and P2PE (Point-to-Point Encryption) organization. Dara Security is headquartered in Reno, Nevada and is the only Accredited PCI QSA and P2PE in Nevada.

Our efforts to achieve complete certification have been slower than expected due to a lack of funds. Dara Security is on hold with our certifications until we are able to pay outstanding invoices. We hope to complete the review and certification process in the next few months, once we obtain financing.

We have combined CLOUDECRYPT with Open4Biz (cloud business management apps) and Payment-Engine (cloud based retail and ecommerce platform) all of which are “EMV ready” (meaning ready to support the latest card payment "chip and pin" security known as EMV (Europay, MasterCard and Visa). This combination has resulted in our EMV merchant migration program we call the “EMV Launchpad.” The EMV Launchpad provides strategic partners and customers with two key items that we expect will satisfy these major concerns. First, we provide processor agnostic and developer friendly EMV technology. Second we provide cost-effective EMV terminals that fast track our development partners EMV certifications. We believe this new program will save companies lots of time and money to help software developers and merchants be EMV compliant.

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

PaymentSandBox is the EMV Ready solution packaged for developers providing device software development kits to integrate. We add value to developers by providing them a single integration toolkit for all peripherals including: bar code scanners, weight scales, pole displays, receipt printers, cash drawers, and now EMV payment terminals using our PaymentSandBox.

“Paysperity” is the above solutions ‘bundled’ together into a package that is ready for sale by an independent sales organization or merchant service provider.

“EMV Launch Pad” is a name of a program we offer to help our partners to implement one of the above scenarios based on who they are.

We have selected CardWare International to provide its EMV terminal warehousing and logistics services to enable rapid deployment of interoperable EMV POS terminals to POS developers and integrators.

On August 14, 2015, we signed a Distribution Agreement with SureGate LLC to enable their resellers to provide merchants EMV retail processing solutions. We believe that SureGate will help us to introduce our payment solution to the market and obtain subscribers. The distribution agreement will enable SureGate’s customers to use EMV compatible devices that process all payment types like credit and debit cards, as well the popular Apple Pay. As of the date of this filing, however, we have experienced EMV Terminal device capability issues with the specific payment processors that our clients use. As such, the ability to accept Apple Pay was not available within the EMV Terminal device for our clients with their specific payment processors, and they have elected to wait until the payment processor issue has been dealt with because they are unable to switch to the payment processors we support.

We recently raised $289,700 in loans. Those funds were used, among other things, to complete the Hardware Security Module (HSM) to enable us to provide isolated virtual HSMs to our distribution clients. Not having this hardware has delayed converting qualified customers (merchants) into active users processing transactions on the platform. As a result of this delay, we have lost a segment of the SureGate sales channel and this pushed the conversion further into 2016. We have lost the five merchants we boarded for SureGate that we mentioned in prior filings and have delayed the boarding of other potential merchants.

In order to implement our business plan, we will need to raise additional capital. We estimate that we will need approximately $375,000 in the next twelve months. These funds will be used to cover our debt obligations, overhead, consulting fees, marketing expenses and IP development, along with our general working capital needs. If we are unable to raise money, we will not be able to able to provide prospective customers with an EMV ready payment processor solution.

November 6, 2015, however, we have secured one enterprise customer (Elahi Enterprises, Inc.) that has generated approximately $40,000 in revenue as of November 30, 2015, and $15,000 as of the date of this filing. On December 28, 2015we signed a distribution agreement with Payment Reservations LLC to provide Paycertify Gateway, a branding of our Payment-Engine infrastructure on demand, to provide solutions to merchants in industries that except payments online or over the telephone where the card is not present. Both these events give us diversity in its revenue and channel strategies.

Information Technology Business

Notwithstanding our small successes, due to the lack of funding, we have been forced to seek out other business opportunities. This has resulted in our focus on our information technology services in an attempt to bring in revenues.

Fractional Info Tech Services (FITS)

Penetration Testing

We provide penetration testing services. Our goal is to make clients’ infrastructure bullet-proof by leveraging our elite team of security professionals with ethical hacking and security research backgrounds. Our security lab constantly publishes security advisories on well-known software. We specialized in infrastructure, Web and mobile application penetration testing. We intend to provide these services.

Remote IT Support

FITS Remote Support service is available 24/7. Around the clock support makes it possible for engineers to take care of any IT system issues as soon as they are discovered. We intend to provide IT Remote Support if clients experience an IT system problem.

Disaster Recovery

Business Continuity and Disaster Recovery (BCDR or BC/DR) are closely related practices that describe an organization's preparation for unforeseen risks to continued operations. The trend of combining business continuity and disaster recovery into a single term has resulted from a growing recognition that both business executives and technology executives need to be collaborating closely instead of developing plans in isolation. Our team can assist with the development, testing and implementation of a customized recovery program for clients.

Infrastructure on Demand

HIPAA Compliant Hosted Solutions

To improve the efficiency and effectiveness of the health care system, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), included administrative simplification provisions that set national standards for the protection of individually identifiable health information, and protecting the confidentiality, integrity and availability of electronic protected health information.

Companies that deal with electronically protected health information must comply with HIPAA. Achieving HIPAA compliance requires sound security practices, robust technical solutions and expert security support. We intend to offer assistance in HIPAA compliance.

FFIEC Compliant Hosted Solutions

The Federal Financial Institutions Examination Council (“FFIEC”) is an inter-agency set out to dictate policies, standards, and report forms for the scrutiny of financial institutions by the Board of Governors of the Federal Reserve Board, the Federal Deposit Insurance Corporation, National Credit Union Administration, the Office of the Comptroller of Currency, and the Office of Thrift Supervision.

In a 2005 Guidance entitled Authentication in an Internet Banking Environment, the FFIEC said "the agencies consider single-factor authentication, as the only control mechanism, to be inadequate for high-risk transactions involving access to customer information or the movement of funds to other parties." We intend to provide FFIEC compliance solutions.

Sarbanes-Oxley Compliant Hosted Solutions

The Sarbanes-Oxley Act of 2002, commonly called SOX or Sarbox, is a United States federal law passed in response to a number of major corporate and accounting scandals. Companies are spending billions of dollars to adhere to the strict protocol and maintain compliance.

With the widespread use of IT systems, any system of internal controls must include Information Technology controls. In the United States, the Sarbanes-Oxley Act makes corporate executives explicitly responsible for establishing, evaluating and monitoring the effectiveness of internal control over financial reporting. For most organizations, the role of IT will be crucial to achieving these objectives. We intend to provide Sarbanes-Oxley compliance solutions.

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

Other Regulations

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

Employees

We have 4 officers, 2 directors, 0 full time employees and 0 part time employees working for us. In addition, we have3 advisory board members, a technology consultant, a payment industry expert consultant and an investor relations consultant. Our advisory board members consist of the following persons. Our officers and directors are discussed elsewhere in this Annual Report.

Kevin Medina

Kevin Medina is a senior technology executive with more than 26 years of industry experience. He is a "hands on" technologist who is fluent in 7 programming languages, databases, enterprise scaled platforms with a deep understanding of payment systems, security, network infrastructure and protocols. He has a keen understanding of consumer facing product design and large scale implementation.

Mr. Medina currently holds the positions of software Architect and CTO of the “POS ON CLOUD” (POS) point of sale platform. POS has grown to handle millions of dollars of transactions through its battle tested cloud platform. Previously Kevin was the CTO/CSO of the boutique consulting firm “4eyes” with offices in Miami and large projects in Los Angeles, Seattle and New York City. As part of “4eyes,” Kevin served as interim CTO of several successfully funded startups. His firm has designed and developed over 150 mobile and tablet based apps and systems within the past 3 years in a variety of verticals. Kevin has also held director level technology positions for International giants KPMG, LLP (Accounting) and Reed-Elsevier PLC (Legal Publishing) running their internal e-technology technology initiatives.

For his services, we have issued 119,048 shares of common stock to Kevin Medina at $0.126 per share, the closing price on August 17, 2015.

Jose Enrique Perez

Mr. Perez has amassed a wealth of experience as an executive in international businesses with successful experience building high-performance sales, engineering and marketing teams. Mr. Perez has more than 20 years of experience in the payment industry as well international management, global transaction processing, networking and compliance. Mr. Perez was the SVP and Chief of Global Software Development for Hypercom Corporation before it was acquired by Verifone with a 14+ year tenure, where he successfully lead software and product development worldwide including the development of Hypercom's first EMV POS terminal and EMV card migrations for acquirers and financial institutions.

For his services, we have issued 119,048 shares of common stock to Jose Enrique Perez at $0.126 per share, the closing price on August 17, 2015.

David E. Christensen

Mr. Christensen has over 20 years' experience in helping companies go from Good to Great. He is a recognized expert in Global Strategy Deployment including unique expertise in Global Supply Chain, POS, Logistics, Freight, Distribution, Inventory, Service Repairs, CRM, Customer Service and Call Center. Additionally, his International team includes industry experts in Engineering, IT Hardware, ERP Applications, Security Management, as well as Marketing and PR. As CEO of Enterprise Technology Consulting, Dave helps companies Transform their Leadership and Operations by driving Strategic Initiatives. As a Black Belt, he uses the best tools from Lean/Six Sigma Principles of Strategy Deployment. Dave is a known expert for not only developing Strategic Business Objectives, but also for his methodology of Execution Excellence. His goal is to help companies surpass the competition by creating a Sustainable Competitive Advantage. His Mantra is that "Success does not just happen by accident." He knows not only how to generate fresh New Ideas, but how to apply Proven Business Systems to achieve results. Dave has worked for companies like Compaq, HP, Cal Cartage, WalMart International, Qualcomm, Rexnord Carlyle, Hypercom and Verifone.

For his services, we have issued 333,334 shares of common stock to Dave Christensen (ETC) at $0.09 per share, the closing price on September 17, 2015.

Jerome Zhu

Mr. Zhu is the president of Quality Merchant Services, Inc., a merchant services company (US), President and founder of Transpay Systems Co. LTD (Hong Kong), former chairman of US China Chamber of Commerce of Dallas, member of the Electronic Transfer Association-ETA, member of American Bankers Association. He has more than 20 years’ experience in the third-party payment TPP and bank industry. He is also a consultant of M&A and financing for international business.

His role with us is activity in the business development strategies in South East Asia. For his services, we have issued 113,208 shares of common stock to Jerome Zhu at $0.1325 per share, the closing price on August 28, 2015.

Item 1A. Risk Factors

The following risk factors could materially affect our business, financial condition, and results of operations. These risk factors and other information in this Annual Report on Form 10-K should be carefully considered in evaluating our business. They are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to identify or predict all such factors and, therefore, the following should not be considered to be a complete statement of all the uncertainties we face.

Risks Relating To Our Financial Condition and Business

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date and have generated only a small amount of revenue. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Because we are in the early stages of operating our business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history, including the potential inability to continue as a going concern.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

Our auditors, in their opinion dated April 18, 2016, have stated that we have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. We seek to raise operating capital to implement our business plan in an offering of our common stock. Our company's plan specifies a minimum amount of $375,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment.

We are dependent on outside financing for continuation of our operations.

Because we have generated only a small amount of revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in our company could lose their entire investment.

We are subject to the risks faced by new businesses.

We are an early-stage company with a limited operating history and lack profitability, and is, therefore, subject to many of the risks and uncertainties faced by new enterprises. There is no assurance we will be able to manage our business effectively, identify, employ, and retain any needed management or technical personnel, further develop and implement our products and services, obtain third-party contracts or financing, or achieve the other components of our business plan.

Evolving products and technological changes could make our products and services obsolete.

We anticipate that our payment processing products and services will continue to evolve and be subject to technological change. Accordingly, our ability to maintain a competitive advantage and build our business requires us to continually invest in research and development. Many of the companies we expect to compete with have greater capital resources, research and development staffs, and facilities than us. Our products and services could be rendered obsolete by the introduction and market acceptance of competing services, technological advances by current or potential competitors, or other approaches. Additionally, our processing technology platform will require upgrades to meet our business plan, and new problems or delays could develop and limit our ability to grow.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of the services of our employees, many of whom are individually key to our future success, and the availability of new employees to implement our business plans. We rely heavily on the experience of Anthony Ribas, Trevor Allen, Ritesh Mitra, Noah Fitzgerald and others to develop our payment processing products and services and to move them into channels for sale. As we move forward we will need to engage professionals with various specific experience. We will need individuals with specific knowledge in designing and developing payment processing products and services and there are limited resources available that have this specific experience. We will also need to identify sales and marketing professionals with specific experience in selling into certain channels of distribution.

The market for skilled employees is highly competitive, especially for employees in technical fields. There can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Despite having some consulting agreements in place, our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified technical and marketing personnel in the locations where we principally operate. The failure to acquire the services of any key technical, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Any new or changes made to laws, regulations, payment processing rules or other industry standards affecting our business may have an adverse impact on our financial results.

We are subject to numerous regulations that affect the electronic payments industry. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension, or termination of services provided to, or by, third parties, and the imposition of penalties, including fines. We are also subject to U.S. financial services regulations, numerous consumer protection laws, escheat regulations, and privacy and information security regulations, among others. Changes to legal rules and regulations, or the interpretation or enforcement thereof, could have a negative financial effect on us. We are also subject to the rules of Visa, MasterCard, and various other credit and debit networks. Furthermore, we are subject to the Housing Assistance Tax Act of 2008, which requires information returns to be filed by merchant acquiring entities for each calendar year starting in 2011.

Interchange fees, which are typically paid by the acquirer to the issuer in connection with transactions, are subject to increasingly intense legal, regulatory, and legislative scrutiny. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, significantly changes the U.S. financial regulatory system, including by regulating and limiting debit card fees charged by certain issuer banks and allowing merchants to offer discounts for different payment methods, as well as other measures. The impact of the Dodd-Frank Act on us is difficult to estimate, as it will take time for the market to react and adjust to regulations that have been implemented and because certain additional regulations have yet to be developed.

Regulatory actions such as these, even if not directed at us, may require us to make significant efforts to change our products and services and may require that we change how we price our services to customers. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services. These regulations may materially and adversely affect our business or operations, either directly or indirectly.

We rely on third-party processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.

We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. We also outsource to third parties other services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard companies. Many of these organizations and service providers are our competitors, and we do not have long-term contracts with most of them. Typically, our contracts with these third parties are for one-year and are subject to cancellation upon limited notice by either party. The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

Changes in credit card association or other network rules or standards could adversely affect our business.

Our company and our current and potential customers are subject to card association and network rules that could subject us or our customers to a variety of fines or penalties that may be levied by the card companies or networks for certain acts or omissions by us, acquirer customers, processing customers and merchants. Visa, MasterCard and other networks, some of which are our competitors, set the standards with respect to which we must comply. Our status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide services to or through our customers, could have an adverse effect on our business, results of operations and financial condition.

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could negatively impact our operations and expose us to protracted and costly litigation.

As part of our business, we operate a proprietary payment gateway that collects and stores certain cardholder data related to transactions processed through the gateway, including credit card and debit card numbers and cardholder addresses. We also maintain a database of similar cardholder data relating to specific transactions not processed through our proprietary gateway for purposes of processing such transactions and for fraud prevention and other internal processes. In addition, we collect and store on our servers data about merchants and their principal owners, including names, addresses, social security numbers, driver’s license numbers, checking and savings account numbers, and payment history records. Although plans and procedures are in place to protect this sensitive data, we cannot be certain that our measures will be successful and will be sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential information. A security breach or other misuse of this data could harm our reputation and deter existing and prospective customers from using our products and services, increase our operating expenses in order to contain and remediate the breach, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks, and adversely affect our continued card network registration and financial institution sponsorship.

Although we generally require that our agreements with our sales agents and other service providers who may have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized disclosure of merchant or customer data by the sales agent or service providers. In addition, our agreements with financial institutions (as well as card association requirements) require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately comply with these protective measures could result in fees, penalties, and/or protracted and costly litigation.

The payments industry is highly competitive and we expect to compete with larger firms having greater financial resources. Such competition could increase and adversely influence our prices to merchants and our operating margins.

We compete in a highly competitive market with a wide variety of processing service providers including, but not limited to, Bank of America Merchant Services, Chase Paymentech, Elavon, Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Heartland Payment Systems, Inc., Vantiv, Inc., Global Payments, Inc. and Wells Fargo. These and other providers have established a sizable market share in the small- and medium-size merchant processing sector. Developing and maintaining our growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. If competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable results of operations.

The primary competitive factors in our industry are the price of services rendered and the contractual terms between the merchant and the processor. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card. These competitors have substantially greater financial, technological, management, and marketing resources than we have. This may allow them to offer more attractive fees to our current and prospective merchants, or offer other products or services that we do not. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

The market for credit and debit card processing services is highly competitive and has relatively low barriers to entry. The level of competition has increased in recent years as other providers of processing services have established a sizable market share in the small merchant processing sector. There are also a large number of small providers of processing services that provide various ranges of services to small and medium sized merchants. This competition may effectively limit the prices we can charge and requires us to control costs aggressively in order to maintain acceptable profit margins. Further, if the use of cards other than Visa or MasterCard, such as American Express, grows, or if there is increased use of certain debit cards, our average profit per transaction could be reduced. In addition, our competitors in recent years have consolidated as large banks merged and combined their networks. This consolidation may also require that we increase the consideration we pay for future acquisitions and could adversely affect the number of attractive acquisition opportunities presented to us. Our future competitors may develop or offer services that have price or other advantages over the services we provide. If they do so and we are unable to respond adequately, our business, financial condition, and results of operations could be materially adversely affected.

We may find our business operations are regulated by current privacy laws, such as the Gramm-Leach Bliley Act, and that we are not in compliance with such laws and regulations as it applies to consumer information we may process and collect.

The laws governing privacy generally remain unsettled; however, even in areas where there has been some legislative action such as the Gramm-Leach-Bliley Act (the “Act”) and other consumer statutes, it is difficult to determine whether and how existing privacy laws apply to our business. For example, the Act requires nonaffiliated third-party service providers to financial institutions to take certain steps to ensure the privacy and security of financial information; however, the law is new and there have been few rulings interpreting its provisions. We may be mistaken in our belief that our activities fall under exceptions to the consumer notice and opt-out requirements contained in the Act and find that we are not in compliance with these laws, or that we may not be able to become compliant, if at all, without significant time and expense. The cost of compliance or limitation on our business operations if we must restrict our access to and use of consumer information could adversely affect our ability to provide the services we intend to offer to our merchants or could impair the value of these services.

New and potential governmental regulations designed to reduce, regulate, or change interchange costs, network access fees or any other fee charged to a merchant or the terms of merchant contracts, or to require specified data security levels on transactions, or the enactment of any other additional regulations or modifications of existing regulations could adversely affect our results of operations.

Due to changing regulations at various levels of government, we are unable to determine the potential outcomes of the regulations. For example, the “Durbin Amendment” legislation was enacted to regulate the basis on which interchange rates for debit card transactions are made so as to ensure that interchange rates are “reasonable and proportionate to costs.” The amendment could limit the debit card interchange fees paid by retailers to ISOs and potentially limit the revenue we could derive from interchange fee markups. The likelihood of future similar legislation is uncertain. In addition, federal or state legislation could be enacted requiring ISOs like our Company to be responsible for data security with respect to transactions in which it is involved despite never having access to, or being in possession of, any consumer data. Such regulations would have an adverse impact on our economic results due to both reduction in revenues and increases in operating expenses.

New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide, or the value of, the services we currently provide to our merchants.

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting, additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third-party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third-party service providers to financial institutions. However, the laws governing privacy generally remain unsettled. Even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws or changes to existing privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we currently offer to our merchants or impair the value of these services.

Several states have proposed legislation that would limit the use of personal information gathered using the Internet. Some proposals would require proprietary online service providers and website owners to establish privacy policies. Congress has also considered privacy legislation that could further regulate the use of consumer information obtained over the Internet or in other ways. Our compliance with these privacy laws and related regulations could materially affect our operations.

Changes to existing laws or the passage of new laws could:

  create uncertainty in the marketplace that could reduce demand for our services;
  restrict or limit our ability to sell certain products and services to certain customers;
  limit our ability to collect and to use merchant and cardholder data;
  increase the cost of doing business as a result of litigation costs or increased operating costs; or
  in some other manner have a material adverse effect on our business, results of operations and financial condition.

Any change in the regulatory environment could have a material adverse effect on our business, financial condition and results of operations.

We are subject to federal and state laws regarding anti-money laundering, including the Patriot Act, and if we break any of these laws we could be subject to significant fines and/or penalties, and our ability to conduct business could be limited.

We are subject to U.S. federal anti-money laundering laws and the requirements of the Office of Foreign Assets Control (OFAC), which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals. The money transfer business has been subject to increased scrutiny following the events of September 11, 2001. The Patriot Act, enacted following those events, mandates several new anti-money laundering requirements. The federal government or the states may elect to impose additional anti-money laundering requirements. Changes in laws or regulations that impose additional regulatory requirements, including the Patriot Act, could increase our compliance and other costs of doing business, and therefore have an adverse effect on our results of operation.

Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities could result in, among other things, revocation of required registrations, loss of approved status, termination of contracts with banks, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events could materially adversely affect our business, financial condition and results of operations.

If we were to inadvertently transmit money on behalf of, or unknowingly conduct business with, a prohibited individual, we could be required to pay significant damages, including fines and penalties. Likewise, any intentional or negligent violation of anti-money laundering laws by our employees could lead to significant fines and/or penalties, and could limit our ability to conduct business in some jurisdictions.

Risks Relating To Our Common Stock

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock has historically been sporadically or “thinly-traded” on the OTCPink, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. In addition, due to the current trading price range of our common stock many broker/dealers will not agree to honor sell orders or clear trades in our common stock. In this case, shareholders may be required to open a new brokerage account with one of the broker/dealers that is willing to honor sell orders in our common stock. There can be no assurance that such a broker/dealer would not impose higher commission rates on such sell orders than might be customary for more actively traded stocks trading in higher price ranges. It is also possible that the number of buyers in the market for our common stock could be reduced if a potential investor expects that the effort to sell shares of our common stock is too cumbersome.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will continue.

Because we do not intend to pay dividends for the foreseeable future, stockholders will only benefit from an investment in our common stock if it appreciates in value.

We have never declared any dividends and our board of directors does not intend to declare and distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of our operations, cash flows, financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividends. We currently intend to retain our future earnings, if any, to finance further research and development, commence production of our products and services and pay for our general and administrative expenses. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no assurance that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in major costs to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares.

Because we will be subject to the “Penny Stock” rules if the shares are quoted on the OTCPINK, the level of trading activity in the shares may be reduced and shareholders may be unable to sell their shares.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities will likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to executing a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our capital stock. Trading of our capital stock may be restricted by the SEC’s “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

Our issuance of preferred stock could adversely affect the value of our common stock.

Our Articles of Incorporation provides for the issuance of up to 100,000,000 shares of what is commonly referred to as “blank check” preferred stock. Such stock may be issued by our Board of Directors from time to time, without shareholder approval, as one or more separate series of shares as designated by resolution of our Board setting forth the relative rights, privileges, and preferences of the series, including, if any, the: (i) dividend rate; (ii) price, terms, and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price; and (vi) voting rights.

On April 21, 2015, we designated a class of Series A Preferred Stock. The Series A Preferred Stock consists of 599,859 shares. The Series A Preferred Stock may bear quarterly dividends of 7% per annum in cash or common stock at our option. The Series A Preferred Shares have voting rights of 112 votes per share, liquidation preference of $5.00 per share, and are convertible into common shares on a 1:100 basis at $0.05 per share, with adjustments.

The issuance of such shares, with superior rights and preferences, could adversely affect the interests of holders of our common stock and potentially the value of our common stock. Our ability to issue such preferred stock also could give our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest, or otherwise.

We do not have any independent directors.

We have no “independent directors” as defined in Rule 5605(a)(2) of the Listing Rules of the NASDAQ Stock Market and our Board of Directors may never have a majority of independent directors. In the absence of a majority of independent directors, our existing directors, who also are significant shareholders, could establish policies and enter into transactions without independent review and approval.

Our executive officers, directors, and major shareholders hold a majority of our common stock and may be able to prevent other shareholders from influencing significant corporate decisions.

Our directors and executive officers beneficially own a significant portion of our outstanding common stock. As a result, acting together they would be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control, and could deprive our shareholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

Item 2. Properties

Currently, we do not own any real estate. We are leasing our corporate offices, which are located at 801 Brickell, Miami, Florida 33133. We currently utilize this space at a cost of approximately $300 per month. We do not expect this arrangement to be changed during the next 12 months.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “LAHO” on the OTCPink operated by OTC Markets Group, Inc.

There is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2015
Quarter Ended	High $	Low $
November 30, 2015	0.12	0.075
August 31, 2015	0.17	0.075
May 31, 2015	0.13	0.02
February 28, 2015	0.240	0.06

Fiscal Year Ending November 30, 2014
Quarter Ended	High $	Low $
November 30, 2014	0.45	0.15
August 31, 2014	0.15	0.01
May 31, 2014	N/A	N/A
February 28, 2014	N/A	N/A

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Description of Securities

Our authorized capital stock consists of 500,000,000 shares of common stock, with a par value of $0.001 per share, and 100,000,000 shares of preferred stock, with a par value of $0.001 per share. As of April 12, 2016, we had 133,337,734 shares of our common stock outstanding with 14 holders of record, and others in street name.

Common Stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Preferred Stock

Our board of directors is authorized by our articles of incorporation to divide the authorized shares of our preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including, but not limited to, the following:

1.	The number of shares constituting that series and the distinctive designation of that series, which may be by distinguishing number, letter or title;

2.	The dividend rate on the shares of that series, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;

3.	Whether that series will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

4.	Whether that series will have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;

5.	Whether or not the shares of that series will be redeemable, and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

6.	Whether that series will have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

7.	The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series;

8.	Any other relative rights, preferences and limitations of that series

Series A Preferred Stock

On April 21, 2015, we designated a class of Series A Preferred Stock. The Series A Preferred Stock consists of 599,859 shares. The Series A Preferred Stock may, at our discretion, bear quarterly dividends of 7% per annum in cash or common stock .. The Series A Preferred Shares have voting rights of 112 votes per share, liquidation preference of $5.00 per share, and are convertible into common shares on a 1:100 basis at $0.05 per share, with adjustments.

Provisions in Our Articles of Incorporation and By-Laws That Would Delay, Defer or Prevent a Change in Control

Our articles of incorporation authorize our board of directors to issue a class of preferred stock commonly known as a "blank check" preferred stock. Specifically, the preferred stock may be issued from time to time by the board of directors as shares of one (1) or more classes or series. Our board of directors, subject to the provisions of our Articles of Incorporation and limitations imposed by law, is authorized to adopt resolutions; to issue the shares; to fix the number of shares; to change the number of shares constituting any series; and to provide for or change the following: the voting powers; designations; preferences; and relative, participating, optional or other special rights, qualifications, limitations or restrictions, including the following: dividend rights, including whether dividends are cumulative; dividend rates; terms of redemption, including sinking fund provisions; redemption prices; conversion rights and liquidation preferences of the shares constituting any class or series of the preferred stock.

In each such case, we will not need any further action or vote by our shareholders. One of the effects of undesignated preferred stock may be to enable the board of directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock pursuant to the board of director's authority described above may adversely affect the rights of holders of common stock. For example, preferred stock issued by us may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. Accordingly, the issuance of shares of preferred stock may discourage bids for the common stock at a premium or may otherwise adversely affect the market price of the common stock.

Dividend Policy

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

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

Indemnification of Officers and Directors

Section 78.7502 of the Nevada Revised Statutes and Article XI of our Bylaws permit us to indemnify our officers and directors and certain other persons against expenses in defense of a suit to which they are parties by reason of such office, so long as the persons conducted themselves in good faith and the persons reasonably believed that their conduct was in our best interests or not opposed to our best interests and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

Indemnification is not permitted in connection with a proceeding by us or in our right in which the officer or director was adjudged liable to us or in connection with any other proceeding charging that the officer or director derived an improper personal benefit, whether or not involving action in an official capacity.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of operations for the years ended November 30, 2015 and 2014

We generated $39,878 in revenues during the year ended November 30, 2015, as compared with no revenues for the same period ended November 30, 2014. All of our revenues in 2015 resulted from our one enterprise customer, Elahi Enterprises, Inc. We expect that our client base will expand and provide more revenues in 2016, provided we receive adequate financing.

Our cost of revenues was $25,000 resulting in gross profits of $14,878 for the year ended November 30, 2015.

We incurred operating expenses in the amount of $2,522,226 for the year ended November 30, 2015, compared with operating expenses of $175,615 for the year ended November 30, 2014. Our operating expenses for the year ended November 30, 2015 increased over the same periods ended November 30, 2014 and mainly consisted of a $2,150,000 impairment of our license agreement with TDUSA and general and administrative expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor business and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred interest expense of $8,127 for the year ended November 30, 2015, as compared with no interest expense for the year ended November 30, 2014. We expect that our interest expenses will increase in the future as result of our newly acquired debt, and any additional debt we take on in our financing efforts.

We incurred a net loss in the amount of $2,515, 475 for the year ended November 30, 2015, as compared with a net loss in the amount of $175,615 for the year ended November 30, 2014. Our losses for each period are attributable to operating expenses together with a lack of significant revenues.

Liquidity and Capital Resources

As of November 30, 2015, we had $40,468 in current assets consisting of cash, accounts receivable and prepaid expenses. Our total current liabilities as of November 30, 2015 were $636, 835. As a result, we have a working capital deficit of $598,367 as of November 30, 2015.

Operating activities used $204,160 in cash for the year ended November 30, 2015, as compared with $23,444 for the year ended November 30, 2014. Our negative operating cash flow in 2015 was mainly the result of our net loss of $2,515,475, offset by a $2,150,000 impairment to our license agreement along with a $120,000 adjustment for stock-based compensation. We primarily relied on cash from loans to fund our operations during the year ended November 30, 2015.

Investing activities used $50,000 in cash for the year ended November 30, 2015 in connection with the purchase of intangible assets. We had no investing activities for the year ended November 30, 2014.

Financing activities provided $269,700 in cash for the year ended November 30, 2015, as compared with $23,444 for the year ended November 30, 2014. Our operating cash flow in 2015 was mainly proceeds from notes payable.

On November 24, 2014, we issued a promissory note in the amount of $25,000 to our prior officer, Yap Kok. This note is unsecured, bears no interest and was due on May 24, 2015. Currently, the Lender has agreed to extend the term of this note until corporate financing is secured.

On March 26, 2015, we borrowed $75,000 from an unrelated third party. The loan is unsecured, bears interest at 7.5% per year and was due on March 31, 2016.

On August 7, 2015, we borrowed $50,000 from an unrelated third party. The loan is unsecured, bears interest at 8.5% per year, and is due on August 7, 2016.

On September 25, 2015, we entered into a loan agreement in the amount of $14,700. This note is unsecured with an interest rate of 1.5% per year, and was due on March 25, 2016.

On October 5, 2015, we entered into a loan agreement in the amount of $25,000 with a related party. This note is unsecured with an interest rate of 8% per year, and was due on April 15, 2016. During the year ended November 30, 2015, we paid $20,000 on this note. On April 15, 2016, the lender agreed to extend the term of this loan for six months.

On October 15, 2015, we entered into a loan agreement in the amount of $125,000. This note is unsecured with an interest rate of 7% per year, and is due on October 31, 2016.

Despite the loan payables we received in 2015, we will need approximately $375,000 in financing to implement our business plan. Thus, the success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of November 30, 2015, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have not yet received significant revenues from sales of products. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2015 and 2014
F-3	Statements of Operations for the years ended November 30, 2015 and 2014
F-4	Statements of Stockholders’ Deficit for the years ended November 30, 2015 and 2014
F-5	Statements of Cash Flows for the years ended November 30, 2015 and 2014
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Lans Holdings, Inc.

Miami, Florida United States of America

We have audited the accompanying balance sheets of Lans Holdings, Inc. as of November 30, 2015 and 2014 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Lans Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lans Holdings, Inc. as of November 30, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Lans Holdings, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Lans Holdings, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 18, 2016

 LANS HOLDINGS, INC.

BALANCE SHEETS

AS OF NOVEMBER 30, 2015 AND 2014

	2015	2014
ASSETS
Current Assets

Cash and cash equivalents	$15,540	$—
Accounts receivable	13,712	—
Prepaid expenses	11,216	—

TOTAL ASSETS	$40,468	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$64,170	$7,892
Accounts payable and accrued expenses – related party	159,965	150,000
Stock payable	75,000	—
Stock payable – related parties	45,000	—
Notes payable	289,700	—
Note payable – related party	5,000	25,000

Total Liabilities	638,835	182,892

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.001 par value; 599,859 and 0 Series A preferred shares issued and outstanding respectively	600	—
Common stock, 500,000,000 shares authorized, $0.001 par value; 133,300,000 shares issued and outstanding	133,300	133,300
Additional paid-in capital	2,175,214	75,814
Accumulated deficit	(2,907,481)	(392,006)

Total Stockholders’ Deficit	(598,367)	(182,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,468	$—

See accompanying notes to these financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

	2015	2014

REVENUES	$39,878	$—
COST OF REVENUES	25,000	—
GROSS PROFIT	14,878	—

OPERATING EXPENSES
General and administrative	372,226	25,615
Impairment of intangible assets	2,150,000	150,000

TOTAL OPERATING EXPENSES	2,522,226	175,615

OPERATING LOSS	2,507,348	175,615

OTHER EXPENSE
Interest expense	8,127	—

NET LOSS	$(2,515,475)	$(175,615)

LOSS PER COMMON SHARE:- BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: - BASIC AND DILUTED	133,300,000	133,300,000

See accompanying notes to these financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, November 30, 2013	—	$—	133,300,000	$133,300	$—	$(216,391)	$(83,091)

Forgiveness of debt by related party	—	—	—	—	75,814	—	75,814

Net loss	—	—	—	—	—	(175,615)	(175,615)

Balance, November 30, 2014	—	—	133,300,000	133,300	75,814	(392,006)	(182,892)

Issuance of shares for acquisition of intangible asset	599,859	600			2,099,400	—	2,100,000

Net loss	—	—	—	—	—	(2,515,475)	(2,515,475)

Balance, November 30, 2015	599,859	$600	133,300,000	$133,300	$2,175,214	$(2,907,481)	$(598,367)

See accompanying notes to these financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,515,475)	$(175,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	2,150,000	150,000
Stock-based compensation	120,000	—

Change in operating assets and liabilities:
Accounts receivable	(13,712)	—
Prepaid expenses	(11,216)	500
Accounts payable and accrued expenses	56,278	1,671
Accounts payable and accrued expenses – related party	9,965	23,444

Net Cash Used In Operating Activities	(204,160)	(23,444)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible asset	(50,000)	—

Net Cash Used In Investing Activities	(50,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	264,700	—
Proceeds from note payable – related party	25,000	—
Repayments on note payable – related party	(20,000)	—

Net Cash Provided by Financing Activities	269,700	23,444

Net Increase in Cash and Cash Equivalents	15,540	—

Cash and Cash Equivalents, Beginning of Year	—	—

Cash and Cash Equivalents, End of Year	$15,540	$—

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for acquisition of intangible asset	$2,100,0000	$—
Payable incurred from purchase of intangible asset	$—	$150,000
Reclassification of note payable to related party	$25,000	$—
Forgiveness of debt from related parties	$—	$75,814

See accompanying notes to these financial statements.

LANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Lans Holdings is in the business of providing secure payment and communication solutions. The Company’s aim is to make it easier for sellers to start selling, and buyers to buy with confidence. The Company intends that its solutions will be used to enable businesses to process payments more efficiently whether online or in a retail store front. The Company intends to offer white label solutions for payment service providers to enable business to consumer and business to business payments through physical POS, mobile devices, online and software integrations. The Company also intends to provide business processing outsourcing through its Fractional I.T. Services, and complaint ready hosted solutions through its Infrastructure on Demand.

Lans Holdings is focused to provide emerging payment "breakthrough" technology that motivates and rewards clients for adopting more secure infrastructure to support their businesses.

Going Concern

The Company has incurred losses since inception and has negative working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses, accounts payable and accrued expenses, loans payable and amounts due to officers. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less be cash equivalents. At November 30, 2015 and 2014, the Company had $15,540 and $0 of cash, respectively.

Intangible Assets

Software, licenses and other rights have been capitalized in accordance with ASC 350-40 “Intangibles – Goodwill and Other – Internal-Use Software.” Amortization is calculated on a straight line basis over its estimated useful life.

If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment is recognized for the excess of the carrying value over the fair value of the asset.

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

Revenue Recognition

The Company derives revenue from subscriptions for software that provide secure payment solutions, from the provision of customized development services and from the provision of secure on demand infrastructure.

The Company recognizes revenue when persuasive evidence of an arrangement exists, products are fully delivered and services have been provided, the sales price is fixed or determinable and collectability is reasonably assured.

Loss Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of November 30, 2015 and 2014, the Company has no potentially dilutive securities outstanding.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern”. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

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

In exchange for the license, the Company is required to pay PayFlex $150,000 in cash for the license and to raise $200,000 for its own working capital needs within 90 days of closing the License Agreement. The Company is also required to issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PayFlex or its nominees within 90 days of closing the License Agreement.

In addition, the Company would be required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the License Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000.

The Company has not made the required cash and share payments. The cash requirement of $150,000 was recorded by the Company as expense and a payable to related party. The Company has not raised the $200,000 required by the License Agreement. As of the date of these financial statements, the amount has not been paid and the Company has obtained an extension from the sellers until June 30, 2016.

The Company evaluated this transaction by reviewing the ownership percentages of the new shareholders as of the acquisition date and SAB Topic 5G. The Company is determined to be both the legal acquirer and the accounting acquirer of these assets. Since the new shareholders simultaneously obtained the control of the Company, the assets acquired from PayFlex were recorded by the Company at the cash requirement of $150,000. The nonmonetary consideration issued by the Company (55% equity ownership and the contingent consideration) under the PayFlex agreement was recorded at $0 as the transferor’s historical cost basis of the assets was less than the cash requirement.

As of November 30, 2014, due to the Company’s uncertain future revenues generated by the license, the Company performed impairment tests as prescribed by ASC 350. As a result, the Company recorded an impairment charge of $150,000.

b)	On April 17, 2015, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Transaction Data USA Inc. (“TDUSA”). Pursuant to the Purchase Agreement, the Company acquired the various assets (the “Assets”) from TDUSA.

In consideration for the Assets, the Company issued to TDUSA 400,000 shares of its newly created Series A Preferred Stock. In addition, a group of shareholders agreed to transfer 19,985,000 shares of common shares to TDUSA (or the parties TDUSA has designated) in exchange for an aggregate 199,859 shares of Series A Preferred Stock issued by the Company.

Pursuant to the Purchase Agreement, the Company agreed to use its best efforts to raise $375,000 for working capital needs, develop the business surrounding the Assets, grant TDUSA the right to appoint two persons to the Company’s board of directors, and grant TDUSA a revenue share of the business.

In addition to the shares, the Company paid a cash consideration of $50,000 to TDUSA for the Agreement.

The Company evaluated this transaction by reviewing the ownership percentages of the new shareholders as of the acquisition date and SAB Topic 5G. The Company is determined to be both the legal acquirer and the accounting acquirer of these assets. The assets acquired from TDUSA were recorded at the cash consideration of $50,000 and the fair value of the shares issued of $2,100,000.

During the quarter ended May 31, 2015, due to the Company’s uncertain future revenues generated by the assets, the Company performed impairment tests as prescribed by ASC 350. As a result, the Company recorded an impairment of $2,150,000.

NOTE 4 – NOTES PAYABLE

a)	On November 24, 2014, the Company issued a $25,000 promissory note to a former director of the Company pursuant to the Agreement of Conveyance, Transfer and Assignment of Obligations described in Note 6 j). The promissory note is unsecured, non-interest bearing and due within six months of the date of issuance. As of November 30, 2015, the note was not yet repaid. The Lender has agreed to extend the note period until financing is secured. This note was reclassified from note payable to related party to notes payable during the year ended November 30, 2015 as the lender is no longer a related party.

b)	On March 26, 2015, the Company entered into a $75,000 loan agreement with a third party. The loan is unsecured, bears interest at 7.5% per year and is due on March 31, 2016. On September 30, 2015, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 15% per year going forward. At November 30, 2015, the Company had accrued interest of $4,716 related to this agreement. This loan is currently in default and payable on demand.

c)	On August 7, 2015, the Company entered into a $50,000 loan agreement with third party. The loan is unsecured, bears interest at 8.5% per year and is due on August 7, 2016. At November 30, 2015, the Company had accrued interest of $1,607 related to this agreement.

d)	On September 25, 2015, the Company entered into a $14,700 loan agreement with a third party. The loan is unsecured, bears interest at 1.5% per month and is due on demand. At November 30, 2015, the Company had accrued interest of $481 related to this agreement.

e)	On October 5, 2015, the Company entered into a $25,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and matured on April 15, 2016. The Company received a six month extension on this note. During October 2015, the Company repaid $20,000 of the loan’s principal. At November 30, 2015, the Company had accrued interest of $172 related to this agreement.

f)	On October 15, 2015, the Company entered into a $125,000 loan agreement with a third party. The loan is unsecured, bears interest at 7% per year and is due on October 31, 2016. At November 30, 2015, the Company had accrued interest of $1,151 related to this agreement.

NOTE 5 – RELATED PARTY TRANSACTIONS

a)	During the year ended November 30, 2015, the Company incurred consulting and other business-related fees of $63,553 (2014 - $nil) to a company whose CEO is the President of the Company and with whom the Company has the asset purchase agreement referred to in Note 3b).

b)	During the year ended November 30, 2015, the Company incurred consulting and other business-related fees of $5,064 (2014 - $nil) to a company controlled by the Chief Technology Officer of the Company.

c)	During the year ended November 30, 2015, the Company incurred consulting and other business-related fees of $8,438 (2014 - $nil) to the Chief Operations Officer of the Company.

d)	During the year ended November 30, 2015, the Company incurred consulting and other business-related fees of $5,553 (2014 - $nil) to the Chief Revenue Officer of the Company.

e)	As of November 30, 2015, the Company owes $200 (November 30, 2014 - $nil) to the President of the Company, which is non-interest bearing, unsecured and due on demand.

f)	As of November 30, 2015, the Company owes $1,000 (November 30, 2014 - $nil) to a company whose CEO is the President of the Company and with whom the Company has the asset purchase agreement referred to in Note 3b). The amount is related to consulting fees incurred during the year.

g)	As of November 30, 2015, the Company owes $18,850 (November 30, 2014 - $nil) to a company controlled by the Chief Technology Officer of the Company, of which $3,850 is related to consulting fees incurred during the year. and $15,000 will be settled by issuing 200,000 shares of the Company’s common stock at $0.075 per share. At November 30, 2015, $15,000 of stock payable to related parties was accrued by the Company.

h)	As of November 30, 2015, the Company owes $17,250 (November 30, 2014 - $nil) to the Chief Operations Officer of the Company, of which $2,250 is related to consulting fees incurred during the year. $15,000 will be settled by issuing 119,048 shares of the Company’s common stock at $0.126 per share. At November 30, 2015, $15,000 of stock payable to related parties was accrued by the Company.

i)	As of November 30, 2015, the Company owes $17,665 (November 30, 2014 - $nil) to the Chief Revenue Officer of the Company, of which $2,665 is related to consulting fees incurred during the year. and $15,000 will be settled by issuing 119,048 shares of the Company’s common stock at $0.126 per share. At November 30, 2015, $15,000 of stock payable to related parties was accrued by the Company.

j)	On November 21, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with directors of the Company. Pursuant to the agreement, the Company transferred all assets and business operations associated with hexagon fishing nets to the directors of the Company. In exchange, the directors of the Company agreed to cancel 73,315,000 shares in the Company and assume and cancel all liabilities relating to the Company’s former business, including officer loans amounting to $100,814. A director of the Company will retain 1,085,000 shares of common stock in the Company. In consideration for the cancellation of amounts due to officer and the return of the shares, the Company issued a $25,000 promissory note to the director of the Company. Refer to Note 4a). As a result of the forgiveness of the loans and cancellation of stock, the Company recognized $75,814 as a contribution to capital. As of November 30, 2015, the 73,315,000 shares had not been cancelled.

k)	On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 3a)). At November 30, 2014, the Company was indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount was due by February 19, 2015. As of November 30, 2015, the amount has not been paid by the Company.

NOTE 6 – CAPITAL STOCK

The authorized capital of the Company is 500,000,000 common shares with a par value of $ 0.001 per share and 100,000,000 preferred shares with a par value of $0.001 per share.

On April 21, 2015, the Company designated, at it’s discretion, a class of Series A Preferred Stock. The Series A Preferred Stock consists of 599,859 shares. The Series A Preferred Stock may bear quarterly dividends of 7% per annum in cash or common stock. The Series A Preferred Shares have voting rights of 112 votes per share, liquidation preference of $5.00 per share, and are convertible into common shares on a 1:100 basis at $0.05 per share, with adjustments.

The Company issued 599,859 shares of Preferred Stock pursuant to the asset acquisition described in Note 3b).

On June 9, 2014, the Company’s board of directors and a majority of the shareholders of the Company approved an amendment to the Articles of Incorporation for the purpose of increasing the total authorized capital shares from 100,000,000 to 600,000,000 shares, with 500,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.

Concurrently with the increase in authorized stock described above, the Company’s board of directors approved a forward split of sixty-two for one in which each shareholder of the Company was issued 62 common shares in exchange for each one common share of previously issued common stock.

All share and per share data in these financial statements and footnotes has been retrospectively adjusted to account for this stock split.

NOTE 7 – COMMITMENTS

a)	On November 19, 2014, the Company entered into an investor relations services agreement. Pursuant to the agreement, the Company will pay $2,500 a month for investor relations services for a term of one year. During the year ended November 30, 2015, the agreement was terminated. During the year ended November 30, 2015, the Company paid $2,500 in consulting fees in relation to this agreement.

b)	On June 25, 2015, the Company entered into a consultancy agreement with a company controlled by the Chief Technology Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year and issue 200,000 shares of the Company’s common stock valued at $15,000 on the date of the agreement. As of November 30, 2015, the shares had not been issued but were recorded as stock payable to related parties.

c)	On August 17, 2015, the Company entered into a consultancy agreement with the Chief Operations Officer of the Company. Pursuant to the agreement, the Company will pay $2,250 a month for consulting services for a term of one year and issue 119,048 shares of the Company’s common stock valued at $15,000 on the date of the agreement. As of November 30, 2015, the shares had not been issued but were accrued as stock payable to related parties.

d)	On August 17, 2015, the Company entered into a consultancy agreement with the Chief Revenue Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year and issue 119,048 shares of the Company’s common stock valued at $15,000 for each member on the date of the agreement. As of November 30, 2015, the shares had not been issued but were accrued as stock payable to related parties.

e)	On August 17, 2015, the Company entered into an advisory board agreement with two Advisory Board Members of the Company for terms of one year each. Pursuant to the agreement, the Company will issue the Members 119,048 shares each of the Company’s common stock, valued at $15,000 for each member ,on the date of the agreement. As of November 30, 2015, the shares had not been issued but were accrued as stock payable.

f)	On August 28, 2015, the Company entered into an advisory board agreement with an Advisory Board Member of the Company for a term of one year. Pursuant to the agreement, the Company will issue a total of 113,208 shares of the Company’s common stock, valued at $15,000, on the date of the agreement. As of November 30, 2015, the shares had not been issued but were accrued as stock payable.

g)	On September 17, 2015, the Company entered into an advisory board agreement with an Advisory Board Member of the Company. Pursuant to the agreement, the Company will pay $2,800 a month for advisory services for a term of one year and issue a total of 333,334 shares of the Company’s common stock, valued at $30,000, on the date of the agreement. As of November 30, 2015, the shares had not been issued but were accrued as stock payable.

h)	The Company entered into the agreement described in Note 3a) with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company is required to pay $150,000 in cash for the license and issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PayFlex or its nominees. In addition, the Company is required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the Licensing Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000. The President of PayFlex is the Company’s Chief Executive Officer. The Company is also required to raise $200,000 for its own working capital needs within 90 days of closing the License Agreement. As of the date of these financial statements, the Company was not able to raise the funding requirement for the agreement with PayFlex.

i)	Pursuant to the Asset Acquisition Agreement described in Note 3b) the Company has agreed to use its best efforts to raise an additional $325,000 for its own working capital needs and to develop the business surrounding the acquired Assets. As of the date of these financial statements, the Company was not able to raise the funding requirement for the Agreement.

NOTE 8 – INCOME TAXES

For the years ended November 30, 2015 and 2014, the Company had incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forwards have been fully reserved. The cumulative net operating loss carry-forwards are approximately $517,000 at November 30, 2015 and will begin expiring in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows as of November 30, 2015 and 2014:

	2015	2014
Deferred tax asset attributable to net operating loss carry-forwards	$175,842	$51,580

Less: valuation allowance	(175,842)	(51,580)

Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of approximately $517,000 for Federal income tax reporting purposes are subject to annual limitations. The net operating loss carry-forwards expire from 2027 to 2036. Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change, as defined, occurs. The Company had incurred such ownership changes in November 2014 and April 2015, and the use of net operating losses is further restricted.

NOTE 9 – SUBSEQUENT EVENTS

a)	On January 6, 2016, the Chief Operations Officer of the Company resigned. On the same date, the consultancy agreement referred to in Note 7d) was terminated.
b)	On April 12, 2016, certain shareholders returned 74,400,000 shares of common stock pursuant to the Agreement of Conveyance, Transfer, and Assignment of Assets and Assumption of Obligations referred to in Note 6 j). The Company is still required to issue 1,085,000 shares to a shareholder.
c)	On April 12, 2016, the Company issued 73,315,000 shares of common stock to PayFlex Systems and its nominees pursuant to the License Agreement referred to in Note 3 a).
d)	On April 12, 2016, certain shareholders transferred an aggregate of 19,985,000 shares of common stock as per the Purchase Agreement referred to in Note 3 b).
e)	On April 12, 2016, the Company issued 200,000 shares of the Company to the Chief Technology Officer of common stock pursuant to the consultancy agreement referred to in Note 7c).
f)	On April 12, 2016, the Company issued 119,048 shares of the Company to the former Chief Operations Officer of common stock pursuant to the consultancy agreement referred to in Note 7d).
g)	On April 12, 2016, the Company issued 119,048 shares of the Company to the Chief Revenue Officer of common stock pursuant to the consultancy agreement referred to in Note 7e).
h)	On April 12, 2016, the Company issued an aggregate 684,638 shares of common stock to Advisory Board Members of the Company pursuant to the advisory board agreements referred to in Notes 7f), 7g) and 7h).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under this Item 9.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being November 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2015based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending November 30, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

Change in Shell Status

We have taken active steps during the fiscal year and beyond to further our business plan, including the following:

§	We acquired technology from TDUSA, which includes the CLOUDECRYPT transactional security application module.
§	We have retained consultants to assist with project management, marketing and operational control.
§	We launched the Payment-Engine and signed a distribution agreement with SureGate.
§	We introduced business managed services, which we call FITS (Fractional Info Tech Services), which are managed services and IoD (Infrastructure on Demand).
§	We successfully signed up Elahi Enterprises and achieved our first revenues.

As a result thereof, we have concluded that we have ceased being a “shell company,” as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. Disclosures required by Item 5.06 of Form 8-K as a result of this change in shell company status are being disclosed in this Annual Report on Form 10-K in lieu of making such disclosure on Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officers and directors are as follows:

Name	Age	Position	Director Since
Trevor Allen	49	Chief Executive Officer, Principal Executive Officer Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	November 2014
Anthony Ribas	42	President and Director	April 2015
Ritesh Mitra	34	Chief Technology Officer	June 2015
Noah Fitzgerald	42	Chief Revenue Officer	August 2015

Trevor Allen:

For the past five years Mr. Allen has been the owner of Gordons, a bakery deli in North London. He also is a partner in Star Lounge Night Club in Harrow, NW London and has owned PayFlex intellectual property since February of 2014.

Mr. Allen does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

The Board believes that Mr. Allen has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in payment processing and knowledge of the industry.

Anthony Ribas:

From December 2010 to the present, Mr. Ribas is the CEO and General Manager of Transaction Data USA Inc. in Miami, Florida. From 2007 to 2012, he was CEO and founder of Vault Acquiring Solutions, LLC in Agoura Hills, California.

Mr. Ribas does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Ribas has 15 years’ experience within the payments industry in various roles and capacities. Because of his experience in the industry in which we do business, we believe that Mr. Ribas is qualified to act as a member of our Board of Directors.

Ritesh Mitra:

Ritesh Mitra is presently, and has been since October 2004, the owner of SPSR Professionals, LLC. From January 2015 to the present, he is also the owner and co-founder of HydraConx LLC. From June 2012 to the present he owns and operates PharmaAlpha and from May 2014 to the present he owns and operates Triangulum Development Inc. He has been the CTO of nClose, Inc. from May 2013 to the present.

As a seasoned professional in the software design and development for the payment and pharmaceutical industry with over a decade of experience, Mr. Mitra has assisted many clients with respect to the design, development, and launch of enterprise systems and payment platforms. He has acted in a technical role and as a consultant with regards to the management of resources to develop solutions for the payments industry, and most recently at nClose has been managing the development and implementation of a middleware solution for developers to rapidly develop payment solutions for merchants.

Aside from that provided above, Mr. Mitra does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

On June 25, 2015, we entered into a Consultancy Agreement with Mr. Mitra’s company, SPSR Professionals, LLC (“SPSR”). The agreement may be terminated on 30 days’ notice. We contracted with SPSR to provide us with services in the development and management of payment processing. For the services, we agreed to compensate SPSR $1,000 per month for 14 hours of work. Additional hours of work will be billed at a rate of $90 per hour. In addition, we agreed to issue SPSR 200,000 shares of our common stock.

SPSR agreed to a one year non-compete and non-solicitation agreement, but may resume business activities with the companies Mr. Mitra currently owns and works for, as stated above.

Noah Fitzgerald:

Mr. Fitzgerald grew up with strong Mid-West values and dedicated work ethic. Since 1993, Mr. Fitzgerald has been consulting with businesses of all shapes and sizes, with a focus on payment processing, solutions integration, and high value relationship building. He enjoys all facets of business and learning how each business eco-system works to provide something unique. It is this customer-centric focus, along with strong values, that have gotten him to be the top sales professional and leader of the companies that he worked for. These companies include 3 of the largest payment acquires in the world, where he is recognized for his abilities and accomplishments.

As an entrepreneur, Mr. Fitzgerald is a creative and "out-of-the-box" thinker and is always looking for a competitive advantage for his clients’ growth and success. Noah knows what it takes to be dynamic and successful, and to develop an idea into a solution that has significant impacts. Noah’s goal is to surround himself with good people and help motivate them to achieve their personal and financial goals. He has lived in the South Florida area with his wife and 2 boys for more than 30 years. When he is not working, you can find Noah at any number of car shows, playing a little golf or simply enjoying time with his family.

On the same date as his appointment, we entered into a Consultancy Agreement with Mr. Fitzgerald. Pursuant to the terms and conditions of the agreement:

  Mr. Fitzgerald will serve as Chief Revenue Officer of our Company for a period of twelve (12) months;
  Mr. Fitzgerald will earn a fee of $1,000 per month for 14 hours of work with additional hours of work billed at a rate of $90 per hour; and
  We will issue to Mr. Fitzgerald shares equal to $15,000 divided by the share value of the closing price of our common stock on the date of the agreement.

Mr. Fitzgerald also agreed to keep certain information confidential and not compete with or solicit from our Company for a period of time.

Aside from that provided above, Mr. Fitzgerald does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.	Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.	Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Trevor Allen, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended November 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Trevor Allen CEO and Director	2015 2014	35,995-	—	—	—	—	—	—	35,995-
Anthony Ribas Pres. and Director	2015 2014	10,000 n/a	- n/a	- n/a	- n/a	- n/a	- n/a	53,553 n/a	63,553 n/a
Ritesh Mitra CTO	2015 2014	3,000 n/a	- n/a	15,000 n/a	- n/a	- n/a	- n/a	2,064 n/a	20,064 n/a
Rudy Romeiro Former COO	2015 2014	8,438 n/a	- n/a	15,000 n/a	- n/a	- n/a	- n/a	- n/a	23,438 n/a
Noah Fitzgerald CRO	2015 2014	5,553 n/a	- n/a	15,000 n/a	- n/a	- n/a	- n/a	- n/a	20,553 n/a
Eng Kok Yap Former Officer	2015 2014	n/a -	n/a -	n/a -	n/a -	n/a -	n/a -	n/a -	n/a -

Narrative Disclosure to the Summary Compensation Table

We have incurred consulting fees in the amount of $35,995 (2014 - $nil) with our CEO, Trevor Allen.

For the year ended November 30, 2015, we incurred consulting fees of $10,000 and other business-related fees of $53,553 (2014 - $nil) to Transaction Data USA Inc., a company controlled by Anthony Ribas.

On June 25, 2015, we entered into a consultancy agreement with Ritesh Mitra’s company, SPSR Professionals, LLC (“SPSR”). The agreement may be terminated on 30 days’ notice. We contracted with SPSR to provide us with services in the development and management of payment processing. For the services, we agreed to compensate SPSR $1,000 per month for 14 hours of work. Additional hours of work will be billed at a rate of $90 per hour. In addition, we agreed to issue SPSR 200,000 shares of our common stock.

SPSR agreed to a one year non-compete and non-solicitation agreement, but may resume business activities with the companies Mr. Mitra currently owns and works for, stated above.

For the year ended November 30, 2015, we incurred consulting fees of $5,064 (2014 - $nil) to SPSR. $3,000 were for consultation as CTO, $2,064 applied to additional project-specific work outside of CTO role.

On August 17, 2015, we entered into a consultancy agreement with Rudy Romeiro. Pursuant to the terms and conditions of the agreement:

§	Mr. Romeiro will serve as Chief Operations Officer of the Company for a period of twelve (12) months;
§	Mr. Romeiro will earn a fee of $2,250 per month; and
§	We will issue to Mr. Romeiro shares equal to $15,000 divided by the share value of the closing price of our common stock on the date of the agreement, totaling 119,048 shares.

Mr. Romeiro also agreed to keep certain information confidential and not compete with or solicit from our company for a period of time.

For the year ended November 30, 2015, we incurred consulting fees of $8,438 (2014 - $nil) to Mr. Romeiro. Mr. Romeiro resigned on January 6, 2016.

On August 17, 2015, we entered into a Consultancy Agreement with Noah Fitzgerald. Pursuant to the terms and conditions of the agreement:

§	Mr. Fitzgerald will serve as Chief Revenue Officer of our company for a period of twelve (12) months;
§	Mr. Fitzgerald will earn a fee of $1,000 per month for 14 hours of work with additional hours of work billed at a rate of $90 per hour; and
§	We will issue to Mr. Fitzgerald shares equal to $15,000 divided by the share value of the closing price of our common stock on the date of the agreement, totaling 119,048 shares.

Mr. Fitzgerald also agreed to keep certain information confidential and not compete with or solicit from our company for a period of time.

For the year ended November 30, 2015, we incurred consulting fees of $5,553 (2014 - $nil) to Mr. Fitzgerald.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Trevor Allen	—	—	—	—	—	—	—	—	—
Anthony Ribas	—	—	—	—	—	—	—	—	—
Ritesh Mitra	—	—	—	—	—	—	—	—	—
Rudy Romeiro	—	—	—	—	—	—	—	—	—
Noah Fitzgerald	—	—	—	—	—	—	—	—	—

Director Compensation

We compensate our Directors in their consulting and executive capacities, as provided above. We currently do not compensate our Directors for their role as Directors. However, we reserve the right to compensate our Directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended November 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 12, 2016 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Common Stock			Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Trevor Allen(3)	31,315,000	22%	100,000	17%
Anthony Ribas(4)	23,693,700	16%	168,000	28%
Ritesh Mitra(5)	200,000	*	—
Noah Fitzgerald	1,619,048	1%	—
All Directors and Executive Officers as a Group (4 persons)	56,827,748	35%	500,000	45%
5% Holders
SoundMax Ltd. Flat/RM 807 Fortress Tower 250 Kings Rd., North Point 0 Hong Kong(6)	42,000,900	29%	99,859	16%
Execucorp Consulting LLC Suites Five Hors Fords, Business Center Long Point Road PO BOX 590 Charlestown, St. Kitts & Nevis, 0 US(7)	11,397,150	8%	76,000	13%
Melcent Technology SRL Avenida Sarasota #108 Esquina Doce De Julio Bella Vista Distrito Nacional, 0 Republica Dominicana(8)	21,894,150	15%	156,000	26%

* Less than 1%

23

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 133,337,734 shares of common stock and 199,859 shares of Series A Convertible Preferred Stock outstanding as of April 12, 2016.

(3)	Includes 21,315,000 shares of common stock and 100,000 shares of Series A Convertible Preferred Stock that may convert into 10,000,000 shares of common stock.

(4)	The shares are held by Transaction Data USA Inc. Anthony Ribas is the beneficial owner of the shares held by Transaction Data USA Inc. Includes 6,893,700 shares of common stock and 168,000 shares of Series A Convertible Preferred Stock that may convert into 16,800,000 shares of common stock.

(5)	The shares are held by SPSR Professionals, LLC. Ritesh Mitra is the beneficial owner of the shares held by SPSR Professionals, LLC.

(6)	Sam Tai is the beneficial owner of the shares held by SoundMax Ltd. Includes 32,015,000 shares of common stock and 99,859 shares of Series A Convertible Preferred Stock that may convert into 9,985,900 shares of common stock.

(7)	Rob Harris is the beneficial owner of the shares held by Execucorp Consulting LLC. Includes 3,797,150 shares of common stock and 76,000 shares of Series A Convertible Preferred Stock that may convert into 7,600,000 shares of common stock.

(8)	Plutarco Suazo is the beneficial owner of the shares held by Melcent Technology SRL. Includes 6,294,150 shares of common stock and 156,000 shares of Series A Convertible Preferred Stock that may convert into 15,600,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided below and in “Executive Compensation” set forth above, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On November 21, 2014, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with Eng Kok Yap and Tan Sin Siong. Pursuant to the agreement, we transferred all assets and business operations associated with hexagon fishing nets to Messrs. Yap and Siong. In exchange, they agreed to cancel 73,315,000 shares of our common stock and assume and cancel all liabilities related to our former business, including officer loans amounting to $100,814. Mr. Yap will retain 1,085,000 shares of our common stock. In consideration for the cancellation of amounts due to Messrs. Yap and Siong and the return of the shares, we issued a $25,000 promissory note to Mr. Yap. As a result, of the forgiveness of the loans and cancellation of stock, we recognized $75,814 as a contribution to capital.

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

At November 30, 2014, we have not made the required cash and share payments and, therefore, the cash requirement of $150,000 was recorded as payable to related party. The amount was due on February 19, 2015. As of November 30, 2015, the amount has not been paid by us.

On April 17, 2015, we entered into an Asset Purchase and Restructure Agreement with Transaction Data USA Inc. (“TDUSA”), Trevor Allen, our officer and director, and SoundMax Ltd., a shareholder of our Company. Pursuant to the Agreement, we acquired the following assets (the “Assets”) from TDUSA:

  Access to TDUSA’s existing customer files and accounts;
  The MCRd Application Framework. This technology reduces the complex process for managing enterprise data encryption. Using our platform, our clients can more easily migrate clients to a better security base to prevent credit card cloning and identify theft in retail locations;
  Trademarks, including Payment-Engine, PaymentSandBox and CLOUDECRYPT;
  The platform enables service providers to reduce compliance and management costs of data encryption for multiple customers and the hardware and peripheral options are also more easily supported to reduce cost to commercialize encrypted payment solutions by service providers;
  Partner relationships with certain online companies.

We did not assume any of TDUSA’s liabilities in the transaction.

In consideration for the Assets, we issued to TDUSA 400,000 shares of our newly created Series A Preferred Stock. In addition, a group of shareholders agreed to transfer 19,985,000 shares of common shares to TDUSA (or to parties TDUSA has designated) in exchange for an aggregate 199,859 shares of Series A Preferred Stock issued by us.

The Agreement has post-closing covenants, which include the following:

  The Company agreed to use its best efforts to raise $375,000 for its own working capital needs and to develop the business surrounding the Assets;
  TDUSA has the right to appoint two persons to our board of directors; and
  The parties agreed to a revenue share of the new business as outlined in the Agreement.

On October 5, 2015, we entered into a Loan Agreement with Anthony Ribas, our President, in the amount of $25,000. This note is unsecured with interest of 8% per annum and is due April 15, 2016. We have repaid $20,000 of the loan.

On August 17, 2015, we entered into an advisory board agreement with two Advisory Board Members for terms of one year each. Pursuant to the agreement, we will issue the Members 119,048 shares each of our common stock, valued at $15,000 each, on the date of the agreement. As of November 30, 2015, the shares had not been issued but were accrued as stock payable.

On August 28, 2015, we entered into an advisory board agreement with an Advisory Board Member for a term of one year. Pursuant to the agreement, we will issue a total of 113,208 shares of our common stock, valued at $15,000, on the date of the agreement. As of November 30, 2015, the shares had not been issued but were accrued as stock payable.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$9,000	$0	$0	$0
2015	$12,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated April 17, 2015(1)
3.1	Articles of Incorporation(2)
3.2	Certificate of Change (3)
3.3	Certificate of Amendment(3)
3.4	Certificate of Designation(4)
3.5	Bylaws(2)
10.1	License Agreement(5)
10.2	Agreement of Conveyance(5)
10.3	Consultancy Agreement(6)
10.4	Consultancy Agreement(7)
10.5	Consultancy Agreement(7)
10.6	Consultant Agreement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended November 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

1.	Incorporated by reference to the 8-K filed on April 24, 2015.
2.	Incorporated by reference to the Form SB-2 filed on December 28, 2007.
3.	Incorporated by reference to the 8-K filed on June 30, 2014.
4.	Incorporated by reference to the 8-K filed on April 24, 2015.
5.	Incorporated by reference to the 8-K filed on November 25, 2014.
6.	Incorporated by reference to the 8-K filed on July 29, 2015.
7.	Incorporated by reference to the 8-K filed on August 19, 2015.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lans Holdings Inc.

By:	/s/ Trevor Allen
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 20, 2016

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Trevor Allen
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 20, 2016

By:	/s/ Anthony Ribas
President and Director
April 20, 2016

