Form 10-Q
period 2016-02-29
Lans Holdings, Inc.
filed 2016-05-06
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2016

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

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,337,734 common shares as of May 5, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 29, 2016 and November 30, 2015 (unaudited);
F-2	Statements of Operations for the three months ended February 29, 2016 and February 28, 2015 (unaudited);
F-3	Statements of Cash Flows for the three months ended February 29, 2016 and February 28, 2015 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2016 are not necessarily indicative of the results that can be expected for the full year.

LANS HOLDINGS, INC.

BALANCE SHEETS

AS OF FEBRUARY 29, 2016 AND NOVEMBER 30, 2015

(UNAUDITED)

	February 29,	November 30,
	2016	2015
ASSETS
Current Assets

Cash and cash equivalents	$6,998	$15,540
Accounts receivable	10,000	13,712
Prepaid expenses	8,012	11,216

TOTAL ASSETS	$25,010	$40,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$71,328	$64,170
Accounts payable and accrued expenses – related parties	185,824	159,965
Stock payable	90,000	75,000
Stock payable – related parties	30,000	45,000
Notes payable	289,700	289,700
Notes payable to related parties	37,258	5,000

Total Liabilities	704,110	638,835

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.001 par value; 599,859 Series A preferred shares issued and outstanding	600	600
Common stock, 500,000,000 shares authorized, $0.001 par value; 133,300,000 shares issued and outstanding	133,300	133,300
Additional paid-in capital	2,175,214	2,175,214
Accumulated deficit	(2,988,214)	(2,907,481)

Total Stockholders’ Deficit	(679,100)	(598,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,010	$40,468

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

(UNAUDITED)

	For the Three Months Ended
	February 29,	February 28,
	2016	2015

REVENUES	$34,337	$—
COST OF REVENUES	9,500	—
GROSS PROFIT	24,837	—

OPERATING EXPENSES
General and administrative	98,074	13,246

TOTAL OPERATING EXPENSES	98,074	13,246

OPERATING LOSS	(73,237)	(13,246)

OTHER EXPENSE
Interest expense	7,496	—

NET LOSS	$(80,733)	$(13,246)

Loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	133,300,000	133,300,000

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

(UNAUDITED)

	For the Three Months Ended
	February 29,	February 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(80,733)	$(13,246)
Change in operating assets and liabilities:
Accounts receivable	3,712	—
Prepaid expenses	3,204	—
Accounts payable and accrued expenses	27.658	13,246
Accounts payable and accrued expenses – related parties	5,359	—

Net Cash Used in Operating Activities	(40,800)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable – related parties	32,258	—

Net Cash Provided by Financing Activities	32,258	—

Net Decrease in Cash and Cash Equivalents	(8,542)	—

Cash and Cash Equivalents, Beginning of Period	15,540	—

Cash and Cash Equivalents, End of Period	$6,998	$—

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2015 have been omitted.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, loans payable and amounts due to officers. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

All of the Company’s revenues during the three months ended February 29, 2016 resulted from two customers.

Loss Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of February 29, 2016 and November 30, 2015, the Company has no potentially dilutive securities outstanding.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern”. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on its financial statements.

NOTE 3 – NOTES PAYABLE

a)	On November 24, 2014, the Company issued a $25,000 promissory note to a former director of the Company pursuant to the Agreement of Conveyance, Transfer and Assignment of Obligations described in Note 5(j). The promissory note is unsecured, non-interest bearing and was due within six months of the date of issuance. As of February 29, 2016, the note was not yet repaid. The Lender has agreed to extend the note period until financing is secured. This note was reclassified from note payable to related party to notes payable during the year ended November 30, 2015 as the lender is no longer a related party.

b)	On March 26, 2015, the Company entered into a $75,000 loan agreement with a third party. The loan is unsecured, bears interest at 7.5% per year and was due on March 31, 2016. On September 30, 2015, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 15% per year going forward. At February 29, 2016, the Company had accrued interest of $7,521 related to this agreement. This loan is currently in default and payable on demand.

c)	On August 7, 2015, the Company entered into a $50,000 loan agreement with a third party. The loan is unsecured, bears interest at 8.5% per year and is due on August 7, 2016. On January 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 17% per year going forward. At February 29, 2016, the Company had accrued interest of $3,190 related to this agreement.

d)	On September 25, 2015, the Company entered into a $14,700 loan agreement with a third party. The loan is unsecured, bears interest at 1.5% per month and is due on demand. At February 29, 2016, the Company had accrued interest of $1,176 related to this agreement.

e)	On October 5, 2015, the Company entered into a $25,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly, and is due on demand. During October 2015, the Company repaid $20,000 of the loan’s principal. At February 29, 2016, the Company had accrued interest of $277 related to this agreement.

f)	On October 15, 2015, the Company entered into a $125,000 loan agreement with a third party. The loan is unsecured, bears interest at 7% per year and is due on October 31, 2016. At November 30, 2015, the Company had accrued interest of $3,332 related to this agreement.

g)	On February 12, 2016, the Company entered into a $32,258 loan agreement with a shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand. At February 29, 2016, the Company had accrued interest of $127 related to this agreement.

NOTE 4 – RELATED PARTY TRANSACTIONS

a)	During the three months ended February 29, 2016, the Company incurred consulting and other business-related fees of $12,000 (2015 - $nil) to a company whose CEO is the President of the Company and with whom the Company has the asset purchase agreement referred to in Note 3(b).

b)	During the three months ended February 29, 2016, the Company incurred consulting fees and other business-related of $3,124 (2015 - $nil) to a company controlled by the Chief Technology Officer of the Company.

c)	During the three months ended February 29, 2016, the Company incurred consulting and other business-related fees of $9,000 (2015 - $nil) to the Chief Revenue Officer of the Company.

d)	As of February 29, 2016, the Company owes $200 (November 30, 2015 - $200) to the President of the Company, which is non-interest bearing, unsecured and due on demand.

e)	As of February 29, 2016, the Company owes $10,000 (November 30, 2015 - $1,000) to a company whose CEO is the President of the Company and with whom the Company has the asset purchase agreement referred to in Note 3(b). The amount is related to consulting fees incurred during the period.

f)	As of February 29, 2016, the Company owes $17,000 (November 30, 2015 - $18,850) to a company controlled by the Chief Technology Officer of the Company, of which $2,000 is related to consulting fees incurred, and $15,000 will be settled by issuing 200,000 shares of the Company’s common stock at $0.075 per share. At February 29, 2016, $15,000 of stock payable to related parties was accrued by the Company.

g)	As of February 29, 2016, the Company owes $17,000 (November 30, 2015 - $17,665) to the Chief Revenue Officer of the Company, of which $2,665 is related to consulting fees incurred, and $15,000 will be settled by issuing 119,048 shares of the Company’s common stock at $0.126 per share. At November 30, 2015, $15,000 of stock payable to related parties was accrued by the Company.

h)	As of February 29, 2016, the Company owes $20,500 (November 30, 2015 - $nil) to a company that is a significant shareholder of the Company. The amount is related to cost of revenue incurred during the period.

j)	On November 21, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with directors of the Company. Pursuant to the agreement, the Company transferred all assets and business operations associated with hexagon fishing nets to the directors of the Company. In exchange, the directors of the Company agreed to cancel 73,315,000 shares in the Company and assume and cancel all liabilities relating to the Company’s former business, including officer loans amounting to $100,814. A director of the Company will retain 1,085,000 shares of common stock in the Company. In consideration for the cancellation of amounts due to officer and the return of the shares, the Company issued a $25,000 promissory note to the director of the Company. Refer to Note 4(a). As a result of the forgiveness of the loans and cancellation of stock, the Company recognized $75,814 as a contribution to capital. As of February 29, 2016, the 73,315,000 shares had not been cancelled.

k)	On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 3(a)). At November 30, 2014, the Company was indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount was due by February 19, 2015. As of February 29, 2016, the amount has not been paid by the Company.

NOTE 5 – COMMITMENTS

a)	On June 25, 2015, the Company entered into a consultancy agreement with a company controlled by the Chief Technology Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year and issue 200,000 shares of the Company’s common stock, valued at $15,000, on the date of the agreement. As of February 29, 2016, the shares had not been issued but were recorded as stock payable to related parties.

b)	On August 17, 2015, the Company entered into a consultancy agreement with the former Chief Operations Officer of the Company. Pursuant to the agreement, the Company was required to pay $2,250 a month for consulting services for a term of one year and issue 119,048 shares of the Company’s common stock, valued at $15,000, on the date of the agreement. As of February 29, 2016, the shares had not been issued but were accrued as stock payable. On January 6, 2016, the Chief Operations Officer of the Company resigned and was no longer considered a related party to the Company. On the same date, the consultancy agreement was terminated.

c)	On August 17, 2015, the Company entered into a consultancy agreement with the Chief Revenue Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year and issue 119,048 shares of the Company’s common stock, valued at $15,000, on the date of the agreement. As of February 29, 2016, the shares had not been issued but were accrued as stock payable to related parties.

d)	On August 17, 2015, the Company entered into an advisory board agreement with two Advisory Board Members of the Company for terms of one year each. Pursuant to the agreement, the Company will issue the Members 119,048 shares each of the Company’s common stock, valued at $15,000 for each member, on the date of the agreement. As of February 29, 2016, the shares had not been issued but were accrued as stock payable.

e)	On August 28, 2015, the Company entered into an advisory board agreement with an Advisory Board Member of the Company for a term of one year. Pursuant to the agreement, the Company will issue a total of 113,208 shares of the Company’s common stock, valued at $15,000, on the date of the agreement. As of February 29, 2016, the shares had not been issued but were accrued as stock payable.

f)	On September 17, 2015, the Company entered into an advisory board agreement with an Advisory Board Member of the Company. Pursuant to the agreement, the Company will pay $2,800 a month for advisory services for a term of one year and issue a total of 333,334 shares of the Company’s common stock, valued at $30,000, on the date of the agreement. As of February 29, 2016, the shares had not been issued but were accrued as stock payable.

g)	The Company entered into the agreement described in Note 3(a) with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company is required to pay $150,000 in cash for the license and issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PayFlex or its nominees. In addition, the Company is required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the Licensing Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000. The President of PayFlex is the Company’s Chief Executive Officer. The Company is also required to raise $200,000 for its own working capital needs within 90 days of closing the License Agreement. As of the date of these financial statements, the Company was not able to raise the funding requirement for the agreement with PayFlex.

h)	Pursuant to the Asset Acquisition Agreement described in Note 3(b) the Company has agreed to use its best efforts to raise an additional $325,000 for its own working capital needs and to develop the business surrounding the acquired Assets. As of the date of these financial statements, the Company was not able to raise the funding requirement for the Agreement.

NOTE 6 – SUBSEQUENT EVENTS

a)	On April 12, 2016, certain shareholders returned 74,400,000 shares of common stock pursuant to the Agreement of Conveyance, Transfer, and Assignment of Assets and Assumption of Obligations referred to in Note 5(j). The Company is still required to issue 1,085,000 shares to a shareholder.
b)	On April 12, 2016, the Company issued 73,315,000 shares of common stock to PayFlex Systems and its nominees pursuant to the License Agreement referred to in Note 3(a).
c)	On April 12, 2016, certain shareholders transferred an aggregate of 19,985,000 shares of common stock pursuant to the Purchase Agreement referred to in Note 3(b).
d)	On April 12, 2016, the Company issued 200,000 shares of common stock, valued at $15,000, to the Chief Technology Officer of the Company pursuant to the consultancy agreement referred to in Note 7(a).
e)	On April 12, 2016, the Company issued 119,048 shares of common stock, valued at $15,000 to the former Chief Operations Officer of the Company pursuant to the consultancy agreement referred to in Note 7(b).
f)	On April 12, 2016, the Company issued 119,048 shares of common stock, valued at $15,000 to the Chief Revenue Officer of the Company pursuant to the consultancy agreement referred to in Note 7(c).
g)	On April 12, 2016, the Company issued an aggregate 684,638 shares of common stock, valued at $60,000 to Advisory Board Members of the Company pursuant to the advisory board agreements referred to in Notes 7(d), 7(e) and 7(f).

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

Company Overview

We are in the business of providing secure payment and communication solutions. Our aim is to make it easier for sellers to sell, and buyers to buy with confidence. Our solutions are intended to enable businesses to process payments more efficiently whether online or in a retail store front. We intend to offer white label solutions for payment service providers to enable business to consumer and business to business payments through physical POS, mobile devices, online and software integrations.

We also provide business processing outsourcing through our Fractional I.T. services, and complaint ready hosted solutions through our Infrastructure on Demand.

We have only generated a small amount of revenue from our payment processor business and from our solutions outsourcing business. In order to implement our business plan, we will need to raise additional capital. We estimate that we will need approximately $375,000 in the next twelve months. These funds will be used to cover our debt obligations, overhead, consulting fees, marketing expenses and IP development, along with our general working capital needs. If we are unable to raise money, we will not be able to able to service our existing and prospective customers.

Results of operations for the three months ended February 29, 2016 and February 28, 2015

We generated $34,337 in revenues during the three months ended February 29, 2016, as compared with no revenues for three months ended February 28, 2015. All of our revenues in 2016 resulted from our two customers. We expect that our client base will expand and provide more revenues for the remaining quarters in 2016, provided we receive adequate financing.

Our cost of revenues was $9,500 resulting in gross profit of $24,837 for the three months ended February 29, 2016.

We incurred operating expenses in the amount of $98,074 for the three months ended February 29, 2016, compared with operating expenses of $13,246 for the three months ended February 28, 2015. Our operating expenses for the three months ended February 29, 2016 mainly consisted of $40,074 in consulting fees, $32,572 in development costs and $13,795 in professional fees.

4

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor business and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred interest expenses of $7,496 for the three months ended February 29, 2016, as compared with no interest expenses for the three months ended February 28, 2015. We expect that our interest expenses will increase in the future as result of our newly acquired debt, and any additional debt we take on in our financing efforts.

We incurred a net loss in the amount of $80,733 for the three months ended February 29, 2016, as compared with a net loss in the amount of $13,246 for the three months ended February 28, 2015. Our losses for each period are attributable to operating expenses together with a lack of significant revenues.

Liquidity and Capital Resources

As of February 29, 2016, we had $25,010 in current assets consisting of cash, accounts receivable and prepaid expenses. Our total current liabilities as of February 29, 2016 were $704,110. As a result, we have a working capital deficit of $679,100 as of February 29, 2016.

Operating activities used $40,800 in cash for the three months ended February 29, 2016, as compared with $0 for the three months ended February 28, 2015. Our negative operating cash flow in 2016 was mainly the result of our net loss of $80,733, offset by changes in accounts payable and accrued expenses of $27,658 and accounts payable and accrued expenses – related parties of $5,359. We primarily relied on cash from loans to fund our operations during the period ended February 29, 2016.

Financing activities provided $32,258 in cash for the three months ended February 29, 2016, as compared with $0 for the three months ended February 28, 2015. Our positive financing cash flow in 2016 was proceeds from a note payable to a related party.

On April 12, 2016, we entered into a loan agreement in the amount of $32,258 from a related party with an effective date of February 12, 2016. The loan is unsecured, bears interest at 8% per year compounded monthly and is due on demand. We also received approximately $290,000 in loans from various related and third parties in 2015.

Despite the recent loan and loans we received in 2015, we will need approximately $375,000 in financing to implement our business plan. Thus, the success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of February 29, 2016, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have not yet received significant revenues from sales of products. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

5

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2016.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 29, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 29, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in the Company’s Annual Report on Form 10-K for 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have issuances of securities without registration under the Securities Act of 1933 subsequent to the reporting period, which were previously included in an Annual Report on Form 10-K and have been included herein in Note 8 to the financial footnotes to this Quarterly Report on Form 10-Q.

These securities were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. The Company believes that the investor had adequate information about the Company as well as the opportunity to ask questions and receive responses from management.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Loan Agreement
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	May 6, 2016

By:	/s/ Trevor Allen Trevor Allen
Title:	Chief Executive Officer and Director

8