Form 10-Q
period 2016-05-31
Lans Holdings, Inc.
filed 2016-07-15
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2016

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,807,673 common shares as of July 8, 2016.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2016 and November 30, 2015 (unaudited);
F-2	Statements of Operations for the three and six months ended May 31, 2016 and May 31, 2015 (unaudited);
F-3	Statements of Cash Flows for the six months ended May 31, 2016 and May 31, 2015 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

BALANCE SHEETS

AS OF MAY 31, 2016 AND NOVEMBER 30, 2015

(UNAUDITED)

	May 31,	November 30,
	2016	2015
ASSETS
Current Assets

Cash and cash equivalents	$916	$15,540
Accounts receivable	10,000	13,712
Prepaid expenses	5,807	11,216

TOTAL ASSETS	$16,723	$40,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$135,115	$64,170
Accounts payable and accrued expenses – related parties	233,991	159,965
Stock payable	—	75,000
Stock payable – related parties	—	45,000
Notes payable	289,700	289,700
Notes payable – related parties	43,258	5,000
Convertible debentures, net of unamortized discount	319	—
Convertible debentures – related parties, net of unamortized discount	1,171	—
Derivative liabilities	32,849	—
Total Liabilities	736,403	638,835

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.001 par value; 599,859 Series A preferred shares issued and outstanding	600	600
Common stock, 500,000,000 shares authorized, $0.001 par value; 44,807,582 and 44,433,333 shares issued and outstanding, respectively	44,808	44,433
Additional paid-in capital	2,393,414	2,264,081
Accumulated deficit	(3,158,502)	(2,907,481)

Total Stockholders’ Deficit	(719,680)	(598,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,723	$40,468

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015

REVENUES	$49,425	$—	$83,762	$—
COST OF REVENUES	45,620	—	55,120	—
GROSS PROFIT	3,805	—	28,642	—

OPERATING EXPENSES
General and administrative	151,644	34,166	249,718	47,412
Impairment of intangible asset	—	2,150,000	—	2,150,000

TOTAL OPERATING EXPENSES	151,644	2,184,166	249,718	2,197,412

OPERATING LOSS	(147,839)	(2,184,166)	(221,076)	(2,197,412)

OTHER EXPENSES
Accretion of discounts on convertible debentures	(1,490)	—	(1,490)	—
Change in fair value of derivatives	(10,859)	—	(10,859)	—
Interest expense	(10,100)	(955)	(17,596)	(955)

TOTAL OTHER EXPENSES	(22,449)	(955)	(29,945)	(955)

NET LOSS	$(170,288)	$(2,185,121)	$(251,021)	$(2,198,367)

Loss per common share – basic and diluted	$(0.00)	$(0.05)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	44,630,516	44,433,333	44,533,541	44,333,333

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2016 AND 2015

(UNAUDITED)

	For the Six Months Ended
	May 31,	May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(251,021)	$(2,198,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	1,490	—
Change in fair value of derivatives	10,859	—
Stock-based compensation	9,708	—
Impairment of intangible asset	—	2,150,000
Change in operating assets and liabilities:
Accounts receivable	3,712	—
Prepaid expenses	5,409	—
Accounts payable and accrued expenses	122,435	25,689
Accounts payable and accrued expenses – related parties	38,526	—

Net Cash Used in Operating Activities	(58,882)	(22,678)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible asset	—	(50,000)

Net Cash Used in Investing Activities	—	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable – related parties	38,258	75,000
Proceeds from convertible debentures	6,000	—

Net Cash Provided by Financing Activities	44,258	75,000

Net Decrease in Cash and Cash Equivalents	(14,624)	2,322

Cash and Cash Equivalents, Beginning of Period	15,540	—

Cash and Cash Equivalents, End of Period	$916	$2,322

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible debentures issued to settle accounts payable	$15,990	$—
Issuance of preferred stock for acquisition of assets	$—	$2,100,000

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

Going Concern

The Company has incurred losses since inception and has negative working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

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

LANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, amounts due to officers, notes payable and convertible debentures. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

All of the Company’s revenues during the six months ended May 31, 2016 resulted from three customers.

LANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

Options granted to consultants are valued at the fair value of the equity instruments issued, or the fair value of the services received, whichever is more reliably measureable.

Loss Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of May 31, 2016, the Company had 4,169,154 (2015 – nil) dilutive potential shares outstanding.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern”. The Update provides US GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on its financial statements.

LANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – NOTES PAYABLE

a)	On November 24, 2014, the Company issued a $25,000 promissory note to a former director of the Company pursuant to the Agreement of Conveyance, Transfer and Assignment of Obligations described in Note 6(k). The promissory note is unsecured, non-interest bearing and was due within six months of the date of issuance. As of May 31, 2016, the note was not yet repaid. The Lender has agreed to extend the note period until financing is secured. This note was reclassified from note payable to related party to notes payable during the year ended November 30, 2015 as the lender is no longer a related party.

b)	On March 26, 2015, the Company entered into a $75,000 loan agreement with a third party. The loan is unsecured, bears interest at 7.5% per year and was due on March 31, 2016. On September 30, 2015, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 15% per year going forward. At May 31, 2016, the Company had accrued interest of $10,357 related to this agreement. This loan is currently in default and payable on demand.

c)	On August 7, 2015, the Company entered into a $50,000 loan agreement with a third party. The loan is unsecured, bears interest at 8.5% per year and is due on August 7, 2016. On January 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 17% per year going forward. At May 31, 2016, the Company had accrued interest of $5,332 related to this agreement.

d)	On September 25, 2015, the Company entered into a $14,700 loan agreement with a third party. The loan is unsecured, bears interest at 1.5% per month and is due on demand. At May 31, 2016, the Company had accrued interest of $1,901 related to this agreement.

e)	On October 5, 2015, the Company entered into a $25,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly, and is due on demand. During October 2015, the Company repaid $20,000 of the loan’s principal. At May 31, 2016, the Company had accrued interest of $383 related to this agreement.

f)	On October 15, 2015, the Company entered into a $125,000 loan agreement with a third party. The loan is unsecured, bears interest at 7% per year and is due on October 31, 2016. On April 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 14% per year going forward. At May 31, 2016, the Company had accrued interest of $6,592 related to this agreement.

g)	On February 12, 2016, the Company entered into a $32,258 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand. At May 31, 2016, the Company had accrued interest of $897 related to this agreement.

h)	On April 26, 2016, the Company entered into a $6,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly. The loan is payable on the earliest of demand or from 50% of future revenue or from funding received in excess of $100,000. At May 31, 2016, the Company had accrued interest of $65 related to this agreement.

NOTE 4 – CONVERTIBLE DEBENTURES

a)	On March 23, 2016, the Company issued a convertible debenture for $6,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $9,815 resulted in a full discount to the note payable of $6,000 and the recognition of a loss on derivatives of $3,815. At May 31, 2016, the Company had amortized $319 of the discount to this convertible debenture and had accrued interest of $91 related to this convertible debenture.

LANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

b)	On May 1, 2016, the Company issued a convertible debenture to a related party to settle accounts payable of $15,990. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $23,757 resulted in a full discount to the note payable of $15,990 and the recognition of a loss on derivatives of $7,767. At May 31, 2016, the Company had amortized $1,171 of the discount to this convertible debenture and had accrued interest of $105 related to this convertible debenture.

Convertible Debentures consist of the following as of May 31, 2016:

Noteholder (issue date)	May 31, 2016

March 23, 2016 debenture	$6,000
May 1, 2016 debenture	15,990
21,990

Less: debt discount	(20,500)

Total	$1,490

NOTE 5 – DERIVATIVE LIABILITIES

The embedded conversion options of the Company’s convertible debentures described in Note 4 contain conversion features that are accounted for as derivative liabilities. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on NASDAQ), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At May 31, 2016	176% - 223%	0.56% - 0.68%	0%	0.81-1.00

The fair value of the derivative liabilities were $32,849 and $nil at May 31, 216 and November 30, 2015, respectively:

	Derivative Values
Noteholder (issue date)	November 30, 2015	Additions	Conversions	Fair Value Increase (Decrease)	May 31, 2016

March 23, 2016 debenture	$—	$9,815	$—	$(924)	$8,891
May 1, 2016 debenture	—	23,757		201	23,958

Total	$—	$33,572	$—	$(724)	$32,849

LANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – RELATED PARTY TRANSACTIONS

a)	During the six months ended May 31, 2016, the Company incurred consulting and other business-related fees of $25,500 (2015 - $nil) to a company whose CEO is the President of the Company.

b)	During the six months ended May 31, 2016, the Company incurred consulting fees and other business-related fees of $6,124 (2015 - $nil) to a company controlled by the Chief Technology Officer of the Company.

c)	During the six months ended May 31, 2016, the Company incurred consulting and other business-related fees of $6,000 (2015 - $nil) to the Chief Revenue Officer of the Company.

d)	During the six months ended May 31, 2016, the Company incurred advisory, consulting and other business-related fees of $43,700 (2015 - $nil) to an Advisory Board Member of the Company who was appointed to Chief Strategy Officer of the Company by the board of directors of the Company on May 24, 2016.

e)	As of May 31, 2016, the Company owed $200 (November 30, 2015 - $200) to the President of the Company, which is non-interest bearing, unsecured and due on demand.

f)	As of May 31, 2016, the Company owed $24,533 (November 30, 2015 - $1,000) to a company whose CEO is the President of the Company. The amount is related to consulting fees incurred during the period.

g)	As of May 31, 2016, the Company owed $5,000 (November 30, 2015 - $18,850) to a company controlled by the Chief Technology Officer of the Company. The amount is related to consulting fees incurred during the period. Of the amount owing at November 30, 2015, $15,000 was settled on April 12, 2016, by issuing 66,667 shares of the Company’s common stock at $0.225 per share.

h)	As of May 31, 2016, the Company owed $5,000 (November 30, 2015 - $17,665) to the Chief Revenue Officer of the Company. The amount is related to consulting fees incurred during the period. Of the amount owing at November 30, 2015, $15,000 was settled on April 12, 2016, by issuing 39,683 shares of the Company’s common stock at $0.378 per share.

i)	As of May 31, 2016, the Company owed $13,938 (November 30, 2015 – $28,938) to the Chief Strategy Officer of the Company. The amount is related to advisory and consulting fees incurred during the period. Of the amount owing at November 30, 2015, $30,000 was settled on April 12, 2016, by issuing 111,112 shares of the Company’s common stock at $0.27 per share.

j)	As of May 31, 2016, the Company owed $35,320 (November 30, 2015 - $nil) to a company that is a significant shareholder of the Company. The amount is related to cost of revenue incurred during the period.

k)	On November 21, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with directors of the Company. Pursuant to the agreement, the Company transferred all assets and business operations associated with hexagon fishing nets to the directors of the Company. In exchange, the directors of the Company agreed to cancel 24,438,333 shares in the Company and assume and cancel all liabilities relating to the Company’s former business, including officer loans amounting to $100,814. A director of the Company retained 361,667 shares of common stock in the Company. In consideration for the cancellation of amounts due to officer and the return of the shares, the Company issued a $25,000 promissory note to the director of the Company. Refer to Note 3(a). As a result of the forgiveness of the loans and cancellation of stock, the Company recognized $75,814 as a contribution to capital.

LANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

l)	On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 9(g)). At November 30, 2014, the Company was indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount was due by February 19, 2015. As of May 31, 2016, the amount has not been paid by the Company.

NOTE 7 – CAPITAL STOCK

a)	On April 12, 2016, certain shareholders returned a net total of 24,438,333 shares of common stock pursuant to the Agreement of Conveyance, Transfer, and Assignment of Assets and Assumption of Obligations referred to in Note 6(k).

b)	On April 12, 2016, the Company issued 24,438,333 shares of common stock pursuant to the License Agreement with PayFlex Systems referred to in Note 9(g).

c)	On April 12, 2016, certain shareholders transferred an aggregate of 6,661,667 shares of common stock pursuant to a prior Asset Acquisition Agreement with Transaction Data USA Inc.

d)	On April 12, 2016, the Company issued 66,667 shares of common stock, valued at $15,000, to the Chief Technology Officer of the Company pursuant to the consultancy agreement referred to in Note 9(a).

e)	On April 12, 2016, the Company issued 39,683 shares of common stock, valued at $15,000, to the former Chief Operations Officer of the Company pursuant to the consultancy agreement referred to in Note 9(b).

f)	On April 12, 2016, the Company issued 39,683 shares of common stock, valued at $15,000, to the Chief Revenue Officer of the Company pursuant to the consultancy agreement referred to in Note 9(c).

g)	On April 12, 2016, the Company issued an aggregate 228,214 shares of common stock, valued at $60,000, to Advisory Board Members of the Company pursuant to the advisory board agreements referred to in Notes 9(d), 9(e) and 9(f).

h)	On April 14, 2016, the Company’s board of directors and a majority of the shareholders of the Company approved an amendment to the Articles of Incorporation to effectuate a one for three reverse stock split of the outstanding shares of common stock of the Company. The reverse stock split became effective on May 24, 2016. All share and per share data in these financial statements and footnotes have been retrospectively adjusted to account for this reverse stock split.

NOTE 8 – STOCK - BASED COMPENSATION

On May 23, 2016, the Company adopted an Equity Incentive Plan under which the Company can grant up to 8,333,333 common shares to its officers, directors, employees and consultants. The Equity Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units.

m)	On May 24, 2016, the Company granted 4,000,000 stock options to the Chief Strategy Officer of the Company, each of which is exercisable into one common share of the Company at a price of $0.04 per share until May 24, 2018. The stock options will vest as follows: 2,000,000 options will vest on May 24, 2017 and 2,000,000 options will vest on May 24, 2018. As a result of these stock options vesting over a period of two years, during the six months ended May 31, 2016, the Company recognized $9,708 in stock-based compensation.

LANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumption for each of the following six month periods ending May 31, 2016:

2016
Expected dividend yield	0%
Risk-free interest rate	0.92%
Expected volatility	303%
Expected option life (in years)	2.00

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, November 30, 2015	–	–	–	–

Granted	4,000,000	0.04

Outstanding, May 31, 2016	4,000,000	0.04	1.98	880,000

Exercisable, May 31, 2016	—	—	—	—

NOTE 9 – COMMITMENTS

a)	On June 25, 2015, the Company entered into a consultancy agreement with a company controlled by the Chief Technology Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year and issue 66,667 shares of the Company’s common stock, valued at $15,000, on the date of the agreement. The shares were issued on April 12, 2016.

b)	On August 17, 2015, the Company entered into a consultancy agreement with the former Chief Operations Officer of the Company. Pursuant to the agreement, the Company was required to pay $2,250 a month for consulting services for a term of one year and issue 39,683 shares of the Company’s common stock, valued at $15,000, on the date of the agreement. On January 6, 2016, the Chief Operations Officer of the Company resigned and was no longer considered a related party to the Company. On the same date, the consultancy agreement was terminated.

c)	On August 17, 2015, the Company entered into a consultancy agreement with the Chief Revenue Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year and issue 39,683 shares of the Company’s common stock, valued at $15,000, on the date of the agreement. The shares were issued on April 12, 2016.

d)	On August 17, 2015, the Company entered into an advisory board agreement with two Advisory Board Members of the Company for terms of one year each. Pursuant to the agreement, the Company will issue the Members 39,683 shares each of the Company’s common stock, valued at $15,000 for each member, on the date of the agreement. The shares were issued on April 12, 2016.

e)	On August 28, 2015, the Company entered into an advisory board agreement with an Advisory Board Member of the Company for a term of one year. Pursuant to the agreement, the Company will issue a total of 37,736 shares of the Company’s common stock, valued at $15,000, on the date of the agreement. The shares were issued on April 12, 2016.

LANS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

f)	On September 17, 2015, the Company entered into an advisory board agreement with an Advisory Board Member of the Company. Pursuant to an amendment to the agreement dated January 1, 2016, the Company will pay $8,000 a month for advisory services until September 17, 2016, and issue a total of 111,112 shares of the Company’s common stock, valued at $30,000, on the date of the agreement. The shares were issued on April 12, 2016. On May 24, 2016, the Company’s board of directors appointed this Advisory Board Member to become the Chief Strategy Officer of the Company.

g)	The Company entered into the agreement on April 12, 2016 with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company is required to pay $150,000 in cash for a license and issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PayFlex Systems (“PayFlex”) or its nominees. In addition, the Company is required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the Licensing Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000. The President of PayFlex is the Company’s Chief Executive Officer. The Company is also required to raise $200,000 for its own working capital needs within 90 days of closing the License Agreement. As of the date of these financial statements, the Company was not able to raise the funding requirement for the agreement with PayFlex.

h)	Pursuant to an Asset Acquisition Agreement the Company has agreed to use its best efforts to raise an additional $325,000 for its own working capital needs and to develop the business surrounding the acquired Assets. As of the date of these financial statements, the Company was not able to raise the funding requirement for the Agreement.

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

Results of operations for the three and six months ended May 31, 2016 and May 31, 2015

We generated $49,425 in revenues during the three months ended May 31, 2016, as compared with no revenues for three months ended May 31, 2015. We generated $83,762 in revenues during the six months ended May 31, 2016, as compared with no revenues for six months ended May 31, 2015. All of our revenues in 2016 resulted from our two customers. We expect that our client base will expand and provide more revenues for the remaining quarters in 2016, provided we receive adequate financing.

Our cost of revenues was $45,620 resulting in gross profit of $3,805 for the three months ended May 31, 2016. Our cost of revenues was $55,120 resulting in gross profit of $28,642 for the six months ended May 31, 2016.

We incurred operating expenses in the amount of $151,644 for the three months ended May 31, 2016, compared with operating expenses of $2,184,166 for the three months ended May 31, 2015. We incurred operating expenses in the amount of $249,717 for the six months ended May 31, 2016, compared with operating expenses of $2,197,412 for the six months ended May 31, 2015. Our operating expenses for the six months ended May 31, 2016 mainly consisted of $83,574 in consulting fees, $80,810 in development costs, $32,427 in professional fees and $15,100 in audit fees. Our operating expenses for the six months ended May 31, 2015 consisted mainly of a $2,150,000 impairment of our license agreement with TDUSA along with $15,632 in professional fees and $14,750 in investor relation fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor and IT businesses and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred other expenses of $22,449 for the three months ended May 31, 2016, as compared with $955 for the three months ended May 31, 2015. Our other expenses for the three months ended May 31, 2016 consisted of $10,859 in the fair value of derivative liabilities, $10,100 in interest expense and $1,490 in accretion of discounts on convertible debentures. Our other expenses for the three months ended May 31, 2015 resulted entirely of interest expense.

We incurred other expenses of $29,945 for the six months ended May 31, 2016, as compared with $955 for the six months ended May 31, 2015. Our other expenses for the six months ended May 31, 2016 consisted of $10,859 in the fair value of derivative liabilities, $17,596 in interest expense and $1,490 in accretion of discounts on convertible debentures. Our other expenses for the six months ended May 31, 2015 resulted entirely of interest expense.

We incurred a net loss in the amount of $170,288 for the three months ended May 31, 2016, as compared with a net loss in the amount of $2,185,121 for the three months ended May 31, 2015. We incurred a net loss in the amount of $251,021 for the six months ended May 31, 2016, as compared with a net loss in the amount of $2,198,367 for the six months ended May 31, 2015. Our losses for each period are attributable to operating expenses together with a lack of significant revenues.

Liquidity and Capital Resources

As of May 31, 2016, we had $16,723 in current assets consisting of cash, accounts receivable and prepaid expenses. Our total current liabilities as of May 31, 2016 were $736,403. As a result, we have a working capital deficit of $719,680 as of May 31, 2016.

Operating activities used $58,882 in cash for the six months ended May 31, 2016, as compared with $22,678 used for the six months ended May 31, 2015. Our negative operating cash flow in 2016 was mainly the result of our net loss of $251,021, offset by changes in accounts payable and accrued expenses of $122,435 and accounts payable and accrued expenses – related parties of $38,526. We primarily relied on cash from loans to fund our operations during the six months ended May 31, 2016.

Investing activities used $0 in cash for the six months ended May 31, 2016, as compared with $50,000 used for the six months ended May 31, 2015.

Financing activities provided $44,258 in cash for the six months ended May 31, 2016, as compared with $75,000 for the six months ended May 31, 2015. Our positive financing cash flow in 2016 was a result of proceeds from notes payable to related parties.

On April 12, 2016, we entered into a loan agreement in the amount of $32,258 from a related party with an effective date of February 12, 2016. The loan is unsecured, bears interest at 8% per year compounded monthly and is due on demand.

On April 26, 2016, we entered into a $6,000 loan agreement with our President. The loan is unsecured, bears interest at 8% per year compounded and payable monthly. The loan is payable on the earliest of demand or from 50% of future revenue or from funding received in excess of $100,000.

On March 23, 2016, we issued a convertible debenture for $6,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion.

On May 1, 2016, we issued a convertible debenture to a related party to settle accounts payable of $15,990. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion.

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

Off Balance Sheet Arrangements

As of May 31, 2016, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2016.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On May 24, 2016, we granted an option to purchase 4,000,000 shares of common stock to our Chief Strategy Officer, which is exercisable at a price of $0.04 per share until May 24, 2018. The stock option will vest as follows: 2,000,000 options will vest on May 24, 2017 and 2,000,000 options will vest on May 24, 2018.

These securities were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. The Company believes that the investor had adequate information about the Company as well as the opportunity to ask questions and receive responses from management.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	July 15, 2016

By:	/s/ Trevor Allen Trevor Allen
Title:	Chief Executive Officer and Director

