Form 10-Q
period 2016-08-31
Lans Holdings, Inc.
filed 2016-10-24
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2016

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,807,673 common shares as of October 24, 2016 .

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2016 and November 30, 2015 (unaudited);
F-2	Statements of Operations for the three and nine months ended August 31, 2016 and August 31, 2015 (unaudited);
F-3	Statements of Cash Flows for the nine months ended August 31, 2016 and August 31, 2015 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

BALANCE SHEETS

AS OF AUGUST 31, 2016 AND NOVEMBER 30, 2015

(UNAUDITED)

	August 31,	November 30,
	2016	2015

ASSETS

Current Assets

Cash and cash equivalents	$454	$15,540
Accounts receivable	52,015	13,712
Prepaid expenses	2,602	11,216

TOTAL ASSETS	$55,071	$40,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$177,463	$64,170
Accounts payable and accrued expenses – related parties	268,763	159,965
Stock payable	—	75,000
Stock payable – related parties	—	45,000
Notes payable	289,700	289,700
Notes payable – related parties	40,991	5,000
Convertible debentures, net of unamortized discount	3,387	—
Convertible debentures – related parties, net of unamortized discount	1,607	—
Derivative liabilities	89,280	—
Total Liabilities	871,191	638,835

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.001 par value; 599,859 Series A preferred shares issued and outstanding	600	600
Common stock, 500,000,000 shares authorized, $0.001 par value; 44,807,673 and 44,433,333 shares issued and outstanding, respectively	44,808	44,433
Additional paid-in capital	2,504,131	2,264,081
Accumulated deficit	(3,365,659)	(2,907,481)

Total Stockholders’ Deficit	(816,120)	(598,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55,071	$40,468

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015

REVENUES	$129,070	$—	$212,832	$—
COST OF REVENUES	79,860	—	134,980	—
GROSS PROFIT	49,210	—	77,852	—

OPERATING EXPENSES
General and administrative	230,434	160,306	480,152	207,718
Impairment of intangible asset	—	—	—	2,150,000

TOTAL OPERATING EXPENSES	230,434	160,306	480,152	2,357,718

OPERATING LOSS	(181,224)	(160,306)	(402,300)	(2,357,718)

OTHER EXPENSES
Accretion of discounts on convertible debentures	(3,504)	—	(4,994)	—
Change in fair value of derivatives	(6,401)	—	(7,124)	—
Interest expense	(16,028)	(1,965)	(43,760)	(2,920)

TOTAL OTHER EXPENSES	(25,933)	(1,965)	(55,878)	(2,920)

NET LOSS	$(207,157)	$(162,271)	$(458,178)	$(2,360,638)

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	44,807,673	44,433,333	44,625,313	44,433,333

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2016 AND 2015

(UNAUDITED)

	For the Nine Months Ended
	August 31,	August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(458,178)	$(2,360,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	4,994	—
Change in fair value of derivatives	21,290	—
Stock-based compensation	120,425	90,000
Impairment of intangible asset	—	2,150,000
Change in operating assets and liabilities:
Accounts receivable	(38,303)	—
Prepaid expenses	8,614	—
Accounts payable and accrued expenses	164,783	58,128
Accounts payable and accrued expenses – related parties	73,298	—

Net Cash Used in Operating Activities	(103,077)	(62,510)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible asset	—	(50,000)

Net Cash Used in Investing Activities	—	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	—	3,887
Proceeds from notes payable	—	125,000
Proceeds from notes payable – related parties	40,258	—
Payments of notes payable – related parties	(4,267)	—
Proceeds from convertible debentures	52,000	—

Net Cash Provided by Financing Activities	87,991	128,887

Net Decrease in Cash and Cash Equivalents	(15,086)	16,377

Cash and Cash Equivalents, Beginning of Period	15,540	—

Cash and Cash Equivalents, End of Period	$454	$16,377

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$2,313	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible debentures issued to settle accounts payable	$15,990	$—
Issuance of preferred stock for acquisition of assets	$—	$2,100,000

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

All of the Company’s revenues during the nine months ended August 31, 2016 resulted from four customers.

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

Loss Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2016, the Company had 5,116,421 (2015 – nil) dilutive potential shares outstanding.

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

NOTE 3 – NOTES PAYABLE

a)       On November 24, 2014, the Company issued a $25,000 promissory note to a former director of the Company pursuant to the Agreement of Conveyance, Transfer and Assignment of Obligations described in Note 6(k). The promissory note is unsecured, non-interest bearing and was due within six months of the date of issuance. As of August 31, 2016, the note was not yet repaid. The Lender has agreed to extend the note period until financing is secured. This note was reclassified from note payable to related party to notes payable during the year ended November 30, 2015 as the lender is no longer a related party.

b)       On March 26, 2015, the Company entered into a $75,000 loan agreement with a third party. The loan is unsecured, bears interest at 7.5% per year and was due on March 31, 2016. On September 30, 2015, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 15% per year going forward. At August 31, 2016, the Company had accrued interest of $13,192 related to this agreement. This loan is currently in default and payable on demand.

c)       On August 7, 2015, the Company entered into a $50,000 loan agreement with a third party. The loan is unsecured, bears interest at 8.5% per year and is due on August 7, 2016. On January 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 17% per year going forward. At August 31, 2016, the Company had accrued interest of $7,475 related to this agreement. This loan is currently in default and payable on demand

d)       On September 25, 2015, the Company entered into a $14,700 loan agreement with a third party. The loan is unsecured, bears interest at 1.5% per month and is due on demand. At August 31, 2016, the Company had accrued interest of $454 related to this agreement.

e)       On October 5, 2015, the Company entered into a $25,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly, and is due on demand. During October 2015, the Company repaid $20,000 of the loan’s principal. At August 31, 2016, the Company had accrued interest of $492 related to this agreement.

f)        On October 15, 2015, the Company entered into a $125,000 loan agreement with a third party. The loan is unsecured, bears interest at 7% per year and is due on October 31, 2016. On April 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 14% per year going forward. At August 31, 2016, the Company had accrued interest of $11,003 related to this agreement.

g)       On February 12, 2016, the Company entered into a $32,258 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand. At August 31, 2016, the Company had accrued interest of $1,564 related to this agreement.

h)       On April 26, 2016, the Company entered into a $6,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly. The loan is payable on the earliest of demand or from 50% of future revenue or from funding received in excess of $100,000. During the three months ended August 31, 2016, the Company repaid $2,267 of the loan’s principal. At August 31, 2016, the Company had accrued interest of $33 related to this agreement.

i)       On June 2, 2016, the Company received an advance of $2,000 from our President. The balance was paid off in June 2016.

NOTE 4 – CONVERTIBLE DEBENTURES

a)       On March 23, 2016, the Company issued a convertible debenture for $6,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $9,815 resulted in a full discount to the note payable of $6,000 and the recognition of a loss on derivatives of $3,815. At August 31, 2016, the Company had amortized $396 of the discount to this convertible debenture and had accrued interest of $212 related to this convertible debenture.

b)       On May 1, 2016, the Company issued a convertible debenture to a related party to settle accounts payable of $15,990. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $23,757 resulted in a full discount to the note payable of $15,990 and the recognition of a loss on derivatives of $7,767. At August 31, 2016, the Company had amortized $936 of the discount to this convertible debenture and had accrued interest of $428 related to this convertible debenture.

c)       On June 15, 2016, the Company issued a convertible debenture for $10,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $14,129 resulted in a full discount to the note payable of $10,000 and the recognition of a loss on derivatives of $4,129. At August 31, 2016, the Company had amortized $608 of the discount to this convertible debenture and had accrued interest of $169 related to this convertible debenture.

d)       On June 30, 2016, the Company issued a convertible debenture for $2,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $2,782 resulted in a full discount to the note payable of $2,000 and the recognition of a loss on derivatives of $782. At August 31, 2016, the Company had amortized $279 of the discount to this convertible debenture and had accrued interest of $27 related to this convertible debenture.

e)       On July 12, 2016, the Company issued a convertible debenture for $30,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $40,472 resulted in a full discount to the note payable of $30,000 and the recognition of a loss on derivatives of $10,472. At August 31, 2016, the Company had amortized $1,683 of the discount to this convertible debenture and had accrued interest of $329 related to this convertible debenture.

f)        On July 28, 2016, the Company issued a convertible debenture for $4,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due six months from the date of issuance. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $5,449 resulted in a full discount to the note payable of $4,000 and the recognition of a loss on derivatives of $1,449. At August 31, 2016, the Company had amortized $202 of the discount to this convertible debenture and had accrued interest of $30 related to this convertible debenture.

Convertible Debentures consist of the following as of August 31, 2016:

Noteholder (issue date)	August 31, 2016

March 23, 2016 debenture	$6,000
May 1, 2016 debenture	15,990
June 15, 2016 debenture	10,000
June 30, 2016 debenture	2,000
July 12, 2016 debenture	30,000
July 28, 2016 debenture	4,000

67,990
Less: debt discount	(62,996)

Total	$4,994

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At August 31, 2016	176% - 223%	0.36% - 0.68%	0%	0.33-1.00

The fair value of the derivative liabilities were $89,280 and $nil at August 31, 2016 and November 30, 2015, respectively:

	Derivative Values
Noteholder (issue date)	November 30, 2015	Additions	Conversions	Fair Value Increase (Decrease)	August 31, 2016

March 23, 2016 debenture	$—	$9,815	$—	$(1,846)	$7,969
May 1, 2016 debenture	—	23,757	—	(297)	23,460
June 15, 2016 debenture	—	14,129	—	(1,564)	12,565
June 30, 2016 debenture	—	2,782	—	(269)	2,513
July 12, 2016 debenture	—	40,472	—	(2,778)	37,694
July 28, 2016 debenture	—	5,449	—	(370)	5,079
Total	$—	$96,404	$—	$(7,124)	$89,280

NOTE 6 – RELATED PARTY TRANSACTIONS

a)       During the nine months ended August 31, 2016, the Company incurred consulting and other business-related fees of $36,000 (2015 - $13,500) to a company whose CEO is the President of the Company.

b)       During the nine months ended August 31, 2016, the Company incurred consulting fees and other business related fees of $9,124 (2015 - $17,064) to a company controlled by the Chief Technology Officer of the Company.

c)       During the nine months ended August 31, 2016, the Company incurred consulting and other business-related fees of $9,000 (2015 - $16,000) to the Chief Revenue Officer of the Company.

d)       During the nine months ended August 31, 2016, the Company incurred advisory, consulting and other business-related fees of $67,700 (2015 - $nil) to an Advisory Board Member of the Company who was appointed to Chief Strategy Officer of the Company by the board of directors of the Company on May 24, 2016.

e)       As of August 31, 2016, the Company owed $200 (November 30, 2015 - $200) to the President of the Company, which is non-interest bearing, unsecured and due on demand.

f)        As of August 31, 2016, the Company owed $30,500 (November 30, 2015 - $1,000) to a company whose CEO is the President of the Company. The amount is related to consulting fees incurred during the period.

g)       As of August 31, 2016, the Company owed $8,000 (November 30, 2015 - $18,850) to a company controlled by the Chief Technology Officer of the Company. The amount is related to consulting fees incurred during the period. Of the amount owing at November 30, 2015, $15,000 was settled on April 12, 2016, by issuing 66,667 shares of the Company’s common stock at $0.225 per share.

h)       As of August 31, 2016, the Company owed $8,000 (November 30, 2015 - $17,665) to the Chief Revenue Officer of the Company. The amount is related to consulting fees incurred during the period. Of the amount owing at November 30, 2015, $15,000 was settled on April 12, 2016, by issuing 39,683 shares of the Company’s common stock at $0.378 per share.

i)         As of August 31, 2016, the Company owed $22,938 (November 30, 2015 – $28,938) to the Chief Strategy Officer of the Company. The amount is related to advisory and consulting fees incurred during the period. Of the amount owing at November 30, 2015, $30,000 was settled on April 12, 2016, by issuing 111,112 shares of the Company’s common stock at $0.27 per share.

j)        As of August 31, 2016, the Company owed $49,125 (November 30, 2015 - $nil) to a company that is a significant shareholder of the Company. The amount is related to cost of revenue incurred during the period.

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

l)         On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 9(g)). At November 30, 2014, the Company was indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount was due by February 19, 2015. As of August 31, 2016, the amount has not been paid by the Company.

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

On May 24, 2016, the Company granted 4,000,000 stock options to the Chief Strategy Officer of the Company, each of which is exercisable into one common share of the Company at a price of $0.04 per share until May 24, 2018. On the grant date the stock options were deemed to have a fair value of $0.1476 per option, totaling $590,492. The stock options will vest as follows: 2,000,000 options will vest on May 24, 2017 and 2,000,000 options will vest on May 24, 2018. As a result of these stock options vesting over a period of two years, during the nine months ended August 31, 2016, the Company recognized $120,425 in stock-based compensation.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumption for the nine month period ending August 31, 2016:

2016
Expected dividend yield	0%
Risk-free interest rate	0.92%
Expected volatility	303%
Expected option life (in years)	2 .00

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, November 30, 2015	–	–	–	–

Granted	4,000,000	0.04

Outstanding, August 31, 2016	4,000,000	0.04	1.73	327,200

Exercisable, August 31, 2016	—	—	—	—

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

g)       The Company entered into the agreement on April 12, 2016 with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company is required to pay $150,000 in cash for a license and issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PlayFlex Systems (“PayFlex”) or its nominees. In addition, the Company is required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the Licensing Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000. The President of PayFlex is the Company’s Chief Executive Officer. The Company is also required to raise $200,000 for its own working capital needs within 90 days of closing the License Agreement. As of the date of these financial statements, the Company was not able to raise the funding requirement for the agreement with PayFlex.

h)       Pursuant to an Asset Acquisition Agreement, the Company has agreed to use its best efforts to raise an additional $325,000 for its own working capital needs and to develop the business surrounding the acquired assets. As of the date of these financial statements, the Company was not able to raise the funding requirement for the Agreement.

NOTE 10 – SUBSEQUENT EVENTS

a)       On September 17, 2016, the Company amended the advisory board agreement with the Chief Strategy Officer of the Company referred to in Note 9(f). Effective September 17, 2016, the agreement was extended for an additional six months, whereas the Company will continue to pay $8,000 a month for advisory services.

b)       On September 22, 2016, the Company’s the Board of Directors voted to designate a class of preferred stock entitled Series B Preferred Stock, consisting of up to 2,000,000 shares with a par value $0.001. The holders of Series B Preferred Stock will have the right to convert each share of Series B Preferred Stock into 100 shares of common stock. The holders of Series B Preferred Stock also have the right to cast 10 votes for each share of Series B Preferred Stock on all matters submitted to a vote of holders of the Company’s common stock and Series A Preferred Stock.

c)       On September 22, 2016, the Company entered into a Software Purchase to the Agreement with Transaction Data USA Inc. (“TDUSA”) and Melcent Techology SRL (“Melcent”). Pursuant to the agreement, the Company acquired a PSWITCH software application (the “Software”), including the invention, source code, object code, components and tools. In exchange for the Software, the Company issued to each of TDUSA and Melcent 375,000 shares of the Company’s newly created Series B Preferred Stock.

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

Results of operations for the three and nine months ended August 31, 2016 and August 31, 2015

We generated $129,070 in revenues during the three months ended August 31, 2016, as compared with no revenues for three months ended August 31, 2015. We generated $212,832 in revenues during the nine months ended August 31, 2016, as compared with no revenues for nine months ended August 31, 2015. All of our revenues in 2016 resulted from four customers. We expect that our client base will expand and provide more revenues for the remainder of 2016 and into 2017, provided we receive adequate financing.

Our cost of revenues was $79,860 resulting in gross profit of $49,210 for the three months ended August 31, 2016. Our cost of revenues was $134,980 resulting in gross profit of $77,852 for the nine months ended August 31, 2016.

We incurred operating expenses in the amount of $230,434 for the three months ended August 31, 2016, compared with operating expenses of $160,306 for the three months ended August 31, 2015. Our operating expenses for the three months ended August 31, 2016 mainly consisted of $110,717 in stock-based compensation, $54,860 in development costs and $40,500 in consulting fees. Our operating expenses for the three months ended August 31, 2015 consisted mainly of $108,251 in consulting fees, $19,200 in development fees and $11,345 in professional fees.

We incurred operating expenses in the amount of $480,152 for the nine months ended August 31, 2016, compared with operating expenses of $2,357,718 for the nine months ended August 31, 2015. Our operating expenses for the nine months ended August 31, 2016 mainly consisted of $135,670 in development costs, $124,074 in consulting fees, $120,425 in stock-based compensation and $45,128 in professional fees. Our operating expenses for the nine months ended August 31, 2015 consisted mainly of a $2,150,000 impairment of our license agreement with TDUSA along with $113,901 in consulting fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor and IT businesses and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred other expenses of $25,933 for the three months ended August 31, 2016, as compared with $1,965 for the three months ended August 31, 2015. Our other expenses for the three months ended August 31, 2016 consisted of $11,998 in interest expense, $10,431 in the fair value of derivative liabilities and $3,504 in accretion of discounts on convertible debentures. Other expenses for the same period ended 2015 was entirely of interest expense.

We incurred other expenses of $55,878 for the nine months ended August 31, 2016, as compared with $2,920 for the nine months ended August 31, 2015. Our other expenses for the nine months ended August 31, 2016 consisted of $29,594 in interest expense, $21,290 in the fair value of derivative liabilities and $4,994 in accretion of discounts on convertible debentures. Other expenses for the same period ended 2015 was entirely of interest expense.

We incurred a net loss in the amount of $207,157 for the three months ended August 31, 2016, as compared with a net loss in the amount of $162,271 for the three months ended August 31, 2015. We incurred a net loss in the amount of $458,178 for the nine months ended August 31, 2016, as compared with a net loss in the amount of $2,360,638 for the nine months ended August 31, 2015. Our losses for each period are attributable to operating expenses together with a lack of significant revenues.

Liquidity and Capital Resources

As of August 31, 2016, we had $55,071 in current assets consisting of cash, accounts receivable and prepaid expenses. Our total current liabilities as of August 31, 2016 were $871,191. As a result, we have a working capital deficit of $816,120 as of August 31, 2016.

Operating activities used $103,077 in cash for the nine months ended August 31, 2016, as compared with $62,510 used for the nine months ended August 31, 2015. Our negative operating cash flow in 2016 was mainly the result of our net loss of $458,178, offset by changes in accounts payable and accrued expenses of $164,783, stock-based compensation of $120,425 and accounts payable and accrued expenses – related parties of $73,298. We primarily relied on cash from loans to fund our operations during the nine months ended August 31, 2016.

Investing activities used $0 in cash for the nine months ended August 31, 2016, as compared with $50,000 used for the nine months ended $50,000, related to the purchase of intangible assets.

Financing activities provided $87,991 in cash for the nine months ended August 31, 2016, as compared with $128,887 for the nine months ended August 31, 2015. Our positive financing cash flow in 2016 was a result of proceeds from convertible debentures and proceeds from related party notes, offset by payments on related party notes.

On June 2, 2016, we received an advance of $2,000 from our President. The balance was paid off in June 2016.

On June 15, 2016, we issued a convertible debenture for $10,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion.

On June 30, 2016, we issued a convertible debenture for $2,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion.

On July 12, 2016, we issued a convertible debenture for $30,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion.

On July 28, 2016, we issued a convertible debenture for $4,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due six months from the date of issuance. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion.

We received some small loans in the first nine months of 2016, but we will need approximately $375,000 in financing to implement our business plan. Thus, the success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of August 31, 2016, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have not yet received significant revenues from sales of our products and services. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended November 30, 2015, however we consider our critical accounting policies to be those related to revenue recognition, stock-based compensation and intangible assets.

Recently Issued Accounting Pronouncements

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2016.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

We settled $15,000 owed to our Chief Technology Officer on April 12, 2016, by issuing 66,667 shares of our common stock at $0.225 per share.

We settled $15,000 owed to our Chief Revenue Officer, by issuing 39,683 shares of our common stock at $0.378 per share.

We settled $30,000 owed to our Chief Strategy Officer, by issuing 111,112 shares of our common stock at $0.27 per share.

On April 12, 2016, we issued an aggregate 228,214 shares of common stock, valued at $60,000, to Advisory Board Members pursuant to the advisory board agreements.

On April 12, 2016, certain shareholders returned a net total of 24,438,333 shares of common stock pursuant to an Agreement of Conveyance, Transfer, and Assignment of Assets and Assumption of Obligations. On the same day, we issued 24,438,333 shares of common stock pursuant to the License Agreement with PayFlex Systems.

On May 24, 2016, we granted 4,000,000 stock options to our Chief Strategy Officer, each of which is exercisable into one common share of the Company at a price of $0.04 per share until May 24, 2018. The stock options will vest as follows: 2,000,000 options will vest on May 24, 2017 and 2,000,000 options will vest on May 24, 2018.

On September 22, 2016, we entered into a Software Purchase Agreement (the “Agreement”) with Transaction Data USA Inc. (“TDUSA”) and Melcent Techology SRL (“Melcent”). Pursuant to the Agreement, we acquired a PSWITCH software application, including the invention, source code, object code, components and tools (the “Software”). In exchange for the Software, the Company issued to each of TDUSA and Melcent 375,000 shares of our newly created Series B Preferred Stock.

These securities were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. The Company believes that the investor had adequate information about the Company as well as the opportunity to ask questions and receive responses from management.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	October 24, 2016

By:	/s/ Trevor Allen Trevor Allen
Title:	Chief Executive Officer and Director

