Form 10-K
period 2016-11-30
Lans Holdings, Inc.
filed 2017-03-16
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-55725

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
Title of each class Common Stock, par value $0.001

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,558,233

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 44,807,673 common shares issued and outstanding as of February 17, 2017.

1

PART I

Item 1. Business

Our Business

We pioneer solutions innovation by rewarding merchants to migrate to EMV (credit card chips). We provide white label solutions for payment service providers to enable business to consumer and business to business payments through physical POS, mobile devices, online and software integrations. We are focused to provide emerging payment solutions that motivate and reward our clients for adopting more secure payment systems in their businesses. Our mission is to revolutionize how payment solutions are delivered to businesses by providing flexibility, efficiency and creative control to our partners. We make it easy for sellers to start selling, and buyers to buy with confidence. Our solutions are used to enable businesses to process payments more efficiently whether online or in a retail store front.

Paysperity

We operate a payment processor business known as “Paysperity.” Paysperity is the evolution of the payment gateway into an EMV ready payment platform to serve as a “single-point” solution to our customers. Paysperity provides processing solutions for retail, mobile, Internet and call center types of business that process card present or card not present transactions. Paysperity provides processing of credit cards, debit cards, EMV and contactless or NFC (Near Field Communications) payments including Google Wallet and Apple Pay. Paysperity supports a wide base of customers with seamless integrated “app layers” for point of sale from a simple virtual terminal interface available for smartphones and PCs, a cash register-like interface for smartphones and tablets to a full featured point of sale with full retail management functionality operating on PCs, laptops and tablets. Paysperity enables Internet and call center based merchants to utilize email invoicing, hosted payment forms and shopping cart modules and plugins to capture payments for a single payment or recurring billing.

We offer six core solutions, which are discussed below.

Infrastructure on Demand

Infrastructure on Demand (IoD) is a ‘compliant ready’ hosted solution that is custom engineered to comply with industry standards such as PCI-DSS, HIPAA, and FFIEC. We are committed to providing the highest levels of security, stability and reliability. We offer both fully dedicated and semi-dedicated ‘compliant ready’ hosted solutions designed for our clients’ specific security objectives. Both packages contain required network infrastructure and controls for compliance at an affordable price. We believe that our bundled solution provides an advantage over the competition because it combines custom services into a top-notch single-source secure platform, which improves performance and reduces costs.

Cloudcrypt

Cloudecrypt is a breakthrough encryption platform for businesses faced with data security challenges. By virtualizing our Hardware Security Module on a fractionalized basis, and by leveraging our robust and industry certified complaint platform, we can help our clients increase their return on investment by reducing their infrastructure and by providing a branded Point to Point Encrypted (P2PE) platform.

Fractional Info Tech Services

Fractional Info Tech Services (FITS) provides experienced “fractional” resources on demand. With the increase in data breaches and the consequences of non-compliance, the demand for network security continues to increase. Additionally, the costs of security experts is increasing, creating a financial hurtle for small to medium sized businesses. FITS provides resources for ethical hacking, security incident response management, and full disaster recovery implementation, including specialized managed services ranging from full network operations center support to monitoring and maintaining critical enterprise systems.

Platform as a Service

Payment-Engine (PE) is an EMV ready platform that provides payment switching and routing to gateways and processors. Our PE platform provides revenue management of value added services distributed through the platform. The custom control panel manages client channels, including retail, mobile and ecommerce, with all the tools to capture payments, including API, hosted payment forms, and virtual terminal. PE utilizes Cloudecrypt for tokenization (the process of substituting a sensitive data element with a non-sensitive equivalent) and data encryption.

PaymentSandbox

PaymentSandbox is a resource for developers and integrators, built by developers and integrators, to fast track the development and integration of emerging payment solutions into their mobile and web applications. We provide API, sample code and secure payment forms for a simple and secure integration. Our focus is to provide our partners a resource for developers and integrators, built by developers and integrators. We continue to publish updates, keep the content and resources fresh and current.

Secure Transaction as a Service

Secure Transaction as a Service (STaaS) is our specialized implementation of software as a service business model for payment professionals. Paysperity cloud delivered commerce revolutionizes how payment solutions are delivered to businesses by providing flexible, efficient and creative control. Our objective is to simplify how clients capture payments, manage their customer contact information and generate invoices. Paysperity provides crucial analytics that gives our clients the data and tools to manage their customer base and product offerings and buying behavior. We leverage artificial intelligence and machine learning to better understand customer’s buying behavior through personalized marketing campaigns. Interact with their customers via: mobile app, SMS, push notifications, emails and digital receipts.

Strategic Partnerships

Credit Call

Credit Call provides EMV solutions from any device and caters to in-store, self-service, online or mobile clients. Our partnership with Credit Call resulted in Paysperity Enterprise POS, an adaptive “EMV Card Ready” payment solution powered by Creditcall’s chip card technology, which became available for all size restaurants and retail businesses. The system empowers retailers and restaurant owners, using existing point of sale (POS) systems, to easily transition to the EMV chip card standard utilizing Creditcall’s ChipDNA (SDK), a certified EMV integration tool.

SingPayment

SingPayment is an innovative payment solutions firm licensed to offer CUP (China Union Pay) and providing merchant marketing and processing services to merchants/enterprises wishing to offer Union Pay card acceptance to their customers. We have an exclusive representation agreement with SingPayment. Our agreement gives us favored nations pricing worldwide and exclusive representation in North and South America. The partnership is expected to establish our company as the owner and distributor of the Global Payment Terminal that will embed China Union Pay processing into retail terminals alongside the existing EMV (Chip Card) capabilities to process Visa, MasterCard and other card brands.

We project that this agreement will increase our portfolio in several ways. First, it will expand our global capabilities with a direct licensed interface into China Union Pay’s processing network. Second, as a result our platform can be used by not only traditional Card Payments like Visa, and MasterCard, but creates new commerce opportunities with emerging payment solutions like Alipay and WeChat (Alipay and WeChat are like ApplePay and Google Pay and the defacto “hidden payment” solution emerging in South East Asia). Third, we expand our offering by providing international business to business payments to connect buyers and sellers with multi-currency settlement solutions.

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

For his services, we have issued 39,683 shares of common stock to Kevin Medina at $0.378 per share, the closing price on August 17, 2015.

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

For his services, we have issued 39,683 shares of common stock to Jose Enrique Perez at $0.378 per share, the closing price on August 17, 2015.

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

His role with us is activity in the business development strategies in South East Asia. For his services, we have issued 37,736 shares of common stock to Jerome Zhu at $0.3975 per share, the closing price on August 28, 2015.

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

Our auditors, in their opinion dated March 15,2017, have stated that we have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. We seek to raise operating capital to implement our business plan in an offering of our common stock. Our company's plan specifies a minimum amount of $375,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment.

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

We are dependent on the continued availability of the services of our employees, many of whom are individually key to our future success, and the availability of new employees to implement our business plans. We rely heavily on the experience of Anthony Ribas, Trevor Allen, Ritesh Mitra, Noah Fitzgerald, David Christensen and others to develop our payment processing products and services and to move them into channels for sale. As we move forward we will need to engage professionals with various specific experience. We will need individuals with specific knowledge in designing and developing payment processing products and services and there are limited resources available that have this specific experience. We will also need to identify sales and marketing professionals with specific experience in selling into certain channels of distribution.

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

  On September 22, 2016, we designated a class of Series B Preferred Stock. The Series B Preferred Stock consists of 2,000,000 shares. The holders of Series B Preferred Stock have the right to convert each share of Series B Preferred Stock into 100 shares of common stock. The holders of Series B Preferred Stock also have the right to cast 10 votes for each share of Series B Preferred Stock on all matters submitted to a vote of holders of the Company’s common stock and Series A Preferred Stock, including the election of directors, and all other matters as required by law.

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

  Item 3. Legal Proceedings

  We became a defendant in a civil matter pending in Miami-Dade County, Florida. The lawsuit was brought by a current vendor, seeking restitution for an outstanding debt totaling $8,144, plus interest. We and the vendor settled out of court and we agreed to pay the vendor $2,000 a month until the debt has been paid.

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

Fiscal Year Ending November 30, 2015
Quarter Ended	High $	Low $
November 30, 2016	0.12	0.075
August 31, 2015	0.17	0.075
May 31, 2015	0.13	0.02
February 28, 2015	0.240	0.06

Fiscal Year Ending November 30, 2016
Quarter Ended	High $	Low $
November 30, 2016	0.155	0.067
August 31, 2016	0.31	0.10
May 31, 2016	0.12	0.075
February 28, 2016	0.3585	0.075

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

  Holders of Our Common Stock

  As of February 17, 2017, we had 44,807,673 shares of our common stock issued and outstanding, held by 15 shareholders of record, with others holding shares in street name.

  Dividends

  We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

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

  Results of operations for the years ended November 30, 2016 and 2015

  We generated $276,583 in revenues during the year ended November 30, 2016, as compared with $39,878 in revenues for the same period ended November 30, 2015. All of our revenues during the year ended November 30, 2016 resulted from three customers with the sale of our IoD, FITS and PaaS services. All of our revenues in 2015 resulted from one customer. We expect that our client base will expand and provide more revenues in 2017, provided we receive adequate financing.

  Our cost of revenues was $214,840 for the year ended November 30, 2016, resulting in gross profits of $61,743. Our cost of revenues was $25,000 for the year ended November 30, 2015, resulting in gross profits of $14,878. We do not expect any consistency in our gross profit margins in 2017 with those of prior years due to our infancy in operations and the varied services that we offer our clients.

  We incurred operating expenses in the amount of $6,571,550 for the year ended November 30, 2016, compared with operating expenses of $2,522,226 for the year ended November 30, 2015. Our operating expenses for the year ended November 30, 2016 increased over the same periods ended November 30, 2015 and mainly consisted of a $5,820,000 impairment of our assets and software acquired from TDUSA. We do not anticipate a similar impairment in 2017.

  Our general and administrative expenses were $751,550 for the year ended November 30, 2016, compared with general and administrative expenses of $372,226 for the year ended November 30, 2015. Our general and administrative expenses for the year ended November 30, 2016 mainly consisted of $231,141 in stock-based compensation, $219,574 in consulting fees and $174,099 in support and maintenance. Our general and administrative expenses for the year ended November 30, 2015 mainly consisted of $182,799 in consulting and management fees and $103,718 in development costs and $34,648 in professional fees.

  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor and I.T. business and the professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

  We incurred other expenses of $79,247 for the year ended November 30, 2016, as compared with other expenses of $8,127 for the year ended November 30, 2015. Our other expenses for the year ended November 30, 2016 consisted of $74,350 in interest expenses and $31,125 in accretion of discounts on convertible debt, offset by $26,228 in the gain in fair value of derivatives. Our other expenses for the year ended November 30, 2015 consisted entirely of interest expenses. We expect that our other expenses will increase in 2017 as a result of our newly acquired debt, and any additional debt we take on in our financing efforts.

  We incurred a net loss in the amount of $6,589,054 for the year ended November 30, 2016, as compared with a net loss in the amount of $2,515,475 for the year ended November 30, 2015. Our losses for each period are attributable to operating expenses together with a lack of significant revenues.

  Liquidity and Capital Resources

  As of November 30, 2016, we had $26,835 in current assets consisting of cash, accounts receivable and prepaid expenses. Our total current liabilities as of November 30, 2016 were $6,863,114. As a result, we have a working capital deficit of $6,836,279 as of November 30, 2016.

  Operating activities used $135,806 in cash for the year ended November 30, 2016, as compared with $204,160 for the year ended November 30, 2015. Our negative operating cash flow in 2016 was mainly the result of our net loss of $6,589,054, offset by a $5,820,000 impairment to our assets and software. We primarily relied on cash from loans to fund our operations during the period ended November 30, 2016.

  Investing activities used $0 in cash for the year ended November 30, 2016, as compared with $50,000 for the year ended November 30, 2015 in connection with the purchase of intangible assets.

  Financing activities provided $122,026 in cash for the year ended November 30, 2016, as compared with $269,700 for the year ended November 30, 2015. Our positive operating cash flow in 2016 was mainly proceeds from related party notes payable and convertible debentures.

  On February 12, 2016, we entered into a $32,258 loan agreement with a significant shareholder. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand.

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

  On April 26, 2016, we entered into a $6,000 loan agreement with our President. The loan is unsecured, bears interest at 8% per year compounded and payable monthly. The loan is payable on the earliest of demand or from 50% of future revenue or from funding received in excess of $100,000. During the three months ended August 31, 2016, we repaid $2,267 of the loan’s principal. At November 30, 2016, the Company had accrued interest of $95 related to this agreement.

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

  On June 2, 2016, we received an advance of $2,000 from our President. The loan was paid off in June 2016.

  On June 15, 2016, we issued a convertible debenture for $10,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and was due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion.

  On June 30, 2016, we issued a convertible debenture for $2,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion.

  On July 12, 2016, we issued a convertible debenture for $30,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and was due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion.

  On July 28, 2016, we issued a convertible debenture for $4,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and was due on January 28, 2017. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion.

  On September 12, 2016, we issued a convertible debenture for $15,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and was due on January 31, 2017. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion.

  On December 30, 2016, we received proceeds of $75,000 in exchange for issuing a convertible debenture with a principal amount of $85,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 12% per year, and is due on September 15, 2017. At any time after 180 days from the date of issuance, the unpaid amount of principal and interest can be converted at the holder’s option at a price of 60% of the lowest trading price of the common stock during the 25 trading day period prior to conversion.

  On January 6, 2017, we received proceeds of $80,000 in exchange for issuing a convertible debenture with a principal amount of $85,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 10% per year, and is due on December 12, 2017. At any time on or after June 2, 2017, the unpaid amount of principal and interest can be converted at the holder’s option at a price of 60% of the lowest trading price of the common stock during the 25 trading day period prior to conversion.

  On January 18, 2017, the Company received proceeds of $39,500 in exchange for issuing a convertible debenture with a principal amount of $135,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 6% per year, and is due on January 18, 2018. The note has an original issue discount (OID) of $16,500 and the total consideration the Company may receive under the note is $118,500. The Company paid the prorated amount of the OID of $5,500 for the initial tranche. At any time after 180 days from the date of issuance, the unpaid amount of principal and interest can be converted at the holder’s option at a price of 60% of the lowest trading price of the common stock during the 25 trading day period prior to conversion.

  Despite the loans and convertible notes we have issued, and while we have generated some revenue from our payment processor and outsourcing businesses, we will need approximately $375,000 in financing to implement our business plan. These funds will be used to cover our debt obligations, overhead, consulting fees, marketing expenses and IP development, along with our general working capital needs. If we are unable to raise money, we will not be able to able to service our existing and prospective customers. Thus, the success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

  Off Balance Sheet Arrangements

  As of November 30, 2016, there were no off balance sheet arrangements.

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

  Recent Accounting Pronouncements

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

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  A smaller reporting company is not required to provide the information required by this Item.

  Item 8. Financial Statements and Supplementary Data

  Index to Financial Statements

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2016 and 2015;
F-3	Statements of Operations for the years ended November 30, 2016 and 2015;
F-4	Statements of Stockholders’ Deficit for the years ended November 30, 2016 and 2015;
F-5	Statements of Cash Flows for the years ended November 30, 2016 and 2015;
F-6	Notes to Financial Statements

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors of Lans Holdings, Inc.

  Miami, Florida

  We have audited the accompanying balance sheets of Lans Holdings, Inc. as of November 30, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Lans Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lans Holdings, Inc. as of November 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ GBH CPAs, PC

  GBH CPAs, PC

  www.gbhcpas.com

  Houston, Texas

  March 15, 2017

  LANS HOLDINGS, INC.

  BALANCE SHEETS

  AS OF NOVEMBER 30, 2016 AND 2015

	2016	2015
ASSETS
Current Assets

Cash and cash equivalents	$1,760	$15,540
Accounts receivable	24,075	13,712
Prepaid expenses	1,000	11,216

TOTAL ASSETS	$26,835	$40,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$210,505	$64,170
Accounts payable and accrued expenses – related parties	378,677	159,965
Stock payable	—	75,000
Stock payable – related parties	5,820,000	45,000
Notes payable	289,700	289,700
Notes payable – related parties	44,036	5,000
Convertible debentures, net of unamortized discount	27,312	—
Convertible debentures – related parties, net of unamortized discount	3,813	—
Derivative liabilities	89,071	—
Total Liabilities	6,863,114	638,835

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.001 par value; 599,859 and 599,859 Series A preferred shares issued and outstanding	600	600
Common stock, 500,000,000 shares authorized, $0.001 par value; 44,807,673 and 44,433,333 shares issued and outstanding	44,808	44,433
Additional paid-in capital	2,614,848	2,264,081
Accumulated deficit	(9,496,535)	(2,907,481)

Total Stockholders’ Deficit	(6,836,279)	(598,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,835	$40,468

  See accompanying notes to these financial statements.

  LANS HOLDINGS, INC.

  STATEMENTS OF OPERATIONS

  FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

	2016	2015

REVENUES	$276,583	$39,878
COST OF REVENUES	214,840	25,000
GROSS PROFIT	61,743	14,878

OPERATING EXPENSES
General and administrative	751,550	372,226
Impairment of software	5,820,000	—
Impairment of intangible asset	—	2,150,000

TOTAL OPERATING EXPENSES	6,571,550	2,522,226

OPERATING LOSS	(6,509,807)	(2,507,348)

OTHER INCOME (EXPENSES)
Accretion of discounts on convertible debentures	(31,125)	—
Change in fair value of derivatives	26,228	—
Interest expense	(74,350)	(8,127)

TOTAL OTHER INCOME (EXPENSES)	(79,247)	(8,127)

NET LOSS	$(6,589,054)	$(2,515,475)

Loss per common share – basic and diluted	$(0.15)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	44,670,654	44,433,333

   See accompanying notes to these financial statements.

  LANS HOLDINGS, INC.

  STATEMENTS OF STOCKHOLDERS’ DEFICIT

  FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance, November 30, 2014	—	$—	44,433,333	$44,433	$164,681	$(392,006)	$(182,892)

Issuance of shares for acquisition of intangible asset	599,859	600	—	—	2,099,400	—	2,100,000

Net loss	—	—	—	—	—	(2,515,475)	(2,515,475)

Balance, November 30, 2015	599,859	600	44,433,333	44,433	2,264,081	(2,907,481)	(598,367)

Stock-based compensation	—	—	374,340	375	350,767	—	351,142

Net loss	—	—	—	—	—	(6,589,054)	(6,589,054)

Balance, November 30, 2016	599,859	$600	44,807,673	$44,808	$2,614,848	$(9,496,535)	$(6,836,279)

  See accompanying notes to these financial statements

  LANS HOLDINGS, INC.

  STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,589,054)	$(2,515,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	31,125	—
Change in fair value of derivatives	(26,228)	—
Excess derivative liability	32,309	—
Stock-based compensation	231,142	120,000
Impairment of software	5,820,000	—
Impairment of intangible asset	—	2,150,000
Change in operating assets and liabilities:
Accounts receivable	(10,362)	(13,712)
Prepaid expenses	10,216	(11,216)
Accounts payable and accrued expenses	146,334	56,278
Accounts payable and accrued expenses – related parties	218,712	9,965

Net Cash Used in Operating Activities	(135,806)	(204,160)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible asset	—	(50,000)

Net Cash Used in Investing Activities	—	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	—	264,700
Proceeds from notes payable – related parties	40,303	25,000
Payments of notes payable – related parties	(4,267)	(20,000)
Proceeds from convertible debentures	82,990	—

Net Cash Provided by Financing Activities	122,026	269,700

Net Decrease in Cash and Cash Equivalents	(13,780)	15,540

Cash and Cash Equivalents, Beginning of Year	15,540	—

Cash and Cash Equivalents, End of Year	$1,760	$15,540

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$2,313	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for acquisition of assets	$—	$2,100,000
Reclassification of note payable to related party	$—	$25,000
Stock payable for acquisition of software assets	$5,820,000	$—

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

  Financial Instruments

  The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, amounts due to officers, notes payable, derivative liabilities and convertible debentures. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less be cash equivalents.

  Software Development Costs

  Costs incurred for computer software to be sold are accounted for in accordance with ASC 985-20 “Software – Costs of Software to be Sold, Leased or Marketed”. Accordingly, costs incurred internally in the research and development of the software products and significant enhancements to existing software products are expensed as incurred until the technologically feasibility of the product has been established. Technological feasibility occurs shortly before internally developed products are available for general release. Costs paid to third parties for products in which technological feasibility has been established are capitalized upon purchase of software.

  Property and Equipment

  Property and equipment is stated at cost, less accumulated depreciation and any impairment in value. Long-lived assets, including property and equipment, are assessed for impairment whenever events or changes in business circumstances arise than may indicate that the carrying amount of the long-lived asset may not be recoverable. Depreciation is calculated on a straight line bases over its estimated useful life.

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

  All of the Company’s revenues during the year ended November 30, 2016 resulted from three customers.

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

  Options granted to consultants are valued at the fair value of the equity instruments issued, or the fair value of the services received, whichever is more reliably measurable.

  Loss Per Common Share

  Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of November 30, 2016, the Company had 5,999,707 (2015 – nil) dilutive potential shares outstanding.

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

  NOTE 3 – SOFTWARE ASSETS

  On September 22, 2016, the Company entered into a Software Purchase Agreement (the “Software Agreement”) with two related parties Transaction Data USA Inc. (“TDUSA”) and Melcent Technology SRL (“Melcent”). Pursuant to the Software Agreement, the Company acquired a PSWITCH software application (the “Software”), including the invention, source code, object code, components and tools. In exchange for the Software, the Company issued to each of TDUSA and Melcent, 375,000 shares of the Company’s newly created Series B Preferred Stock. The asset acquired was recorded at the fair value of the 750,000 shares of Series B Preferred Stock of $5,820,000. At November 30, 2016, the 750,000 shares of Series B Preferred Stock had not been issued and $5,820,000 of stock payable to related parties was accrued by the Company.

  As of November 30, 2016, the Company’s uncertain future revenues generated by the asset indicated that the carrying amount of the long-lived asset may not be recoverable. The Company performed an impairment test as prescribed by ASC 985-20 which resulted in an impairment of $5,820,000.

  NOTE 4 – INTANGIBLE ASSETS

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

  In addition to the shares, the Company paid cash consideration of $50,000 to TDUSA for the Agreement.

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

  NOTE 5 – NOTES PAYABLE

  a)       On November 24, 2014, the Company issued a $25,000 promissory note to a former director of the Company pursuant to the Agreement of Conveyance, Transfer and Assignment of Obligations described in Note 8(l). The promissory note is unsecured, non-interest bearing and was due within six months of the date of issuance. As of November 30, 2016, the note was not yet repaid. The Lender has agreed to extend the note period until financing is secured. This note was reclassified from note payable to related party to notes payable during the year ended November 30, 2015 as the lender is no longer a related party.

  b)       On March 26, 2015, the Company entered into a $75,000 loan agreement with a third party. The loan is unsecured, bears interest at 7.5% per year and was due on March 31, 2016. On September 30, 2015, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 15% per year going forward. At November 30, 2016, the Company had accrued interest of $15,997 related to this agreement. This loan is currently in default and payable on demand.

  c)       On August 7, 2015, the Company entered into a $50,000 loan agreement with a third party. The loan is unsecured, bears interest at 8.5% per year and is due on August 7, 2016. On January 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 17% per year going forward. At November 30, 2016, the Company had accrued interest of $9,594 related to this agreement. This loan is currently in default and payable on demand.

  d)       On September 25, 2015, the Company entered into a $14,700 loan agreement with a third party. The loan is unsecured, bears interest at 1.5% per month and is due on demand. At November 30, 2016, the Company had accrued interest of $1,146 related to this agreement.

  e)       On October 5, 2015, the Company entered into a $25,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly, and is due on demand. During October 2015, the Company repaid $20,000 of the loan’s principal. At November 30, 2016, the Company had accrued interest of $603 related to this agreement.

  f)        On October 15, 2015, the Company entered into a $125,000 loan agreement with a third party. The loan is unsecured, bears interest at 7% per year and is due on October 31, 2016. On April 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 14% per year going forward. At November 30, 2016, the Company had accrued interest of $15,366 related to this agreement. This loan is currently in default and payable on demand.

  g)       On February 12, 2016, the Company entered into a $32,258 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand. At November 30, 2016, the Company had accrued interest of $2,245 related to this agreement.

  h)       On April 26, 2016, the Company entered into a $6,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly. The loan is payable on the earliest of demand or from 50% of future revenue or from funding received in excess of $100,000. During the three months ended August 31, 2016, the Company repaid $2,267 of the loan’s principal. At November 30, 2016, the Company had accrued interest of $95 related to this agreement.

  i)         On June 2, 2016, the Company received an advance of $2,000 from the President of the Company. The loan was paid off in June 2016.

  j)        On October 18, 2016, the Company entered into a $3,045 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand. At November 30, 2016, the Company had accrued interest of $nil related to this agreement.

  NOTE 6 – CONVERTIBLE DEBENTURES

  a)       On March 23, 2016, the Company issued a convertible debenture for $6,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $9,815 resulted in a full discount to the note payable of $6,000 and interest expense of $3,815. At November 30, 2016, the Company had amortized $1,708 of the discount to this convertible debenture and had accrued interest of $331 related to this convertible debenture.

  b)       On May 1, 2016, the Company issued a convertible debenture to a related party to settle accounts payable of $15,990. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $23,757 resulted in a full discount to the note payable of $15,990 and an interest expense of $7,767. At November 30, 2016, the Company had amortized $3,813 of the discount to this convertible debenture and had accrued interest of $746 related to this convertible debenture.

  c)       On June 15, 2016, the Company issued a convertible debenture for $10,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $14,129 resulted in a full discount to the note payable of $10,000 and an interest expense of $4,129. At November 30, 2016, the Company had amortized $4,994 of the discount to this convertible debenture and had accrued interest of $368 related to this convertible debenture.

  d)       On June 30, 2016, the Company issued a convertible debenture for $2,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $2,782 resulted in a full discount to the note payable of $2,000 and an interest expense of $782. At November 30, 2016, the Company had amortized $1,227 of the discount to this convertible debenture and had accrued interest of $67 related to this convertible debenture.

  e)       On July 12, 2016, the Company issued a convertible debenture for $30,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $40,472 resulted in a full discount to the note payable of $30,000 and an interest expense of $10,472. At November 30, 2016, the Company had amortized $14,688 of the discount to this convertible debenture and had accrued interest of $927 related to this convertible debenture.

  f)        On July 28, 2016, the Company issued a convertible debenture for $4,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on January 28, 2017. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $5,449 resulted in a full discount to the note payable of $4,000 and an interest expense of $1,449. At November 30, 2016, the Company had amortized $1,251 of the discount to this convertible debenture and had accrued interest of $110 related to this convertible debenture.

  g)       On September 12, 2016, the Company issued a convertible debenture for $15,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on January 31, 2017. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $18,895 resulted in a full discount to the note payable of $15,000 and an interest expense of $3,895. At November 30, 2016, the Company had amortized $3,444 of the discount to this convertible debenture and had accrued interest of $260 related to this convertible debenture.

  Convertible Debentures consist of the following as of November 30, 2016:

Noteholder (issue date)	November 30, 2016

March 23, 2016 debenture	$6,000
May 1, 2016 debenture	15,990
June 15, 2016 debenture	10,000
June 30, 2016 debenture	2,000
July 12, 2016 debenture	30,000
July 28, 2016 debenture	4,000
September 12, 2016 debenture	15,000

82,990
Less: debt discount	(51,865)

Total	$31,125

  NOTE 7 – DERIVATIVE LIABILITIES

  The embedded conversion options of the Company’s convertible debentures described in Note 6 contain conversion features that are accounted for as derivative liabilities. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At November 30, 2016	131% - 223%	0.36% - 0.68%	0%	0.08-1.00

  The fair value of the derivative liabilities were $89,071, and $nil at November 30, 2016 and 2015, respectively:

	Derivative Values
Noteholder (issue date)	November 30, 2015	Additions	Conversions	Fair Value Increase (Decrease)	November 30, 2016

March 23, 2016 debenture	$—	$9,815	$—	$(2,864)	$6,951
May 1, 2016 debenture	—	23,757	—	(3,958)	19,799
June 15, 2016 debenture	—	14,129	—	(3,971)	10,158
June 30, 2016 debenture	—	2,782	—	(750)	2,032
July 12, 2016 debenture	—	40,472	—	(10,000)	30,472
July 28, 2016 debenture	—	5,449	—	(1,315)	4,134
September 12, 2016 debenture	—	18,895	—	(3,370)	15,525

Total	$—	$115,299	$—	$(26,228)	$89,701

  NOTE 8 – RELATED PARTY TRANSACTIONS

  a)       During the year ended November 30, 2016, the Company incurred consulting and other business-related fees of $52,281 (2015 - $65,553) to a company whose CEO is the President of the Company.

  b)       During the year ended November 30, 2016, the Company incurred consulting fees and other business related fees of $12,124 (2015 - $5,064) to a company controlled by the Chief Technology Officer of the Company.

  c)       During the year ended November 30, 2016, the Company incurred consulting and other business-related fees of $12,000 (2015 - $5,553) to the Chief Revenue Officer of the Company.

  d)       During the year ended November 30, 2016, the Company incurred advisory, consulting and other business-related fees of $92,046 (2015 - $7,100) to an Advisory Board Member of the Company who was appointed to Chief Strategy Officer of the Company by the board of directors of the Company on May 24, 2016.

  e)       During the year ended November 30, 2016, the Company incurred consulting and other business-related fees of $55,000 (2015 - $nil) to a significant shareholder of the Company

  f)        As of November 30, 2016, the Company owed $200 (November 30, 2015 - $200) to the President of the Company, which is non-interest bearing, unsecured and due on demand.

  g)       As of November 30, 2016, the Company owed $41,453 (November 30, 2015 - $1,000) to a company whose CEO is the President of the Company. The amount is related to consulting fees incurred during the period.

  h)       As of November 30, 2016, the Company owed $11,000 (November 30, 2015 - $18,850) to a company controlled by the Chief Technology Officer of the Company. The amount is related to consulting fees incurred during the period. Of the amount owing at November 30, 2015, $15,000 was settled on April 12, 2016, by issuing 66,667 shares of the Company’s common stock at $0.225 per share.

  i)         As of November 30, 2016, the Company owed $10,000 (November 30, 2015 - $17,665) to the Chief Revenue Officer of the Company. The amount is related to consulting fees incurred during the period. Of the amount owing at November 30, 2015, $15,000 was settled on April 12, 2016, by issuing 39,683 shares of the Company’s common stock at $0.378 per share.

  j)        As of November 30, 2016, the Company owed $31,639 (November 30, 2015 – $28,938) to the Chief Strategy Officer of the Company. The amount is related to advisory and consulting fees incurred during the period. Of the amount owing at November 30, 2015, $30,000 was settled on April 12, 2016, by issuing 111,112 shares of the Company’s common stock at $0.27 per share.

  k)       As of November 30, 2016, the Company owed $79,385 (November 30, 2015 - $nil) to a company that is a significant shareholder of the Company. The amount is related to cost of revenue incurred during the period.

  l)         On November 21, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with directors of the Company. Pursuant to the agreement, the Company transferred all assets and business operations associated with hexagon fishing nets to the directors of the Company. In exchange, the directors of the Company agreed to cancel 24,438,333 shares in the Company and assume and cancel all liabilities relating to the Company’s former business, including officer loans amounting to $100,814. A director of the Company retained 361,667 shares of common stock in the Company. In consideration for the cancellation of amounts due to officer and the return of the shares, the Company issued a $25,000 promissory note to the director of the Company. Refer to Note 5(a). As a result of the forgiveness of the loans and cancellation of stock, the Company recognized $75,814 as a contribution to capital.

  m)     On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 11(i)). At November 30, 2014, the Company was indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount was due by February 19, 2015. As of November 30, 2016, the amount has not been paid by the Company.

  NOTE 9 – CAPITAL STOCK

  The authorized capital of the Company is 500,000,000 common shares with a par value of $ 0.001 per share and

  100,000,000 preferred shares with a par value of $0.001 per share.

  a)       On April 21, 2015, the Company designated, at its discretion, a class of Series A Preferred Stock. The Series A Preferred Stock consists of 599,859 shares. The Series A Preferred Stock may bear quarterly dividends of 7% per annum in cash or common stock. The Series A Preferred Shares have voting rights of 37.33 votes per share, liquidation preference of $15.00 per share, and are convertible into common shares on a 1:33.33 basis at $0.15 per share, with adjustments. The Company issued the 599,859 shares of Series A Preferred Stock pursuant to the asset acquisition described in Note 4.

  b)       On April 12, 2016, certain shareholders returned a net total of 24,438,333 shares of common stock pursuant to the Agreement of Conveyance, Transfer, and Assignment of Assets and Assumption of Obligations referred to in Note 8(l).

  c)       On April 12, 2016, the Company issued 24,438,333 shares of common stock pursuant to the License Agreement with PayFlex Systems referred to in Note 11(i).

  d)       On April 12, 2016, certain shareholders transferred an aggregate of 6,661,667 shares of common stock pursuant to a prior Asset Acquisition Agreement with Transaction Data USA Inc referred to in Note 4(a).

  e)       On April 12, 2016, the Company issued 66,667 shares of common stock, valued at $15,000, to the Chief Technology Officer of the Company pursuant to the consultancy agreement referred to in Note 11(a).

  f)        On April 12, 2016, the Company issued 39,683 shares of common stock, valued at $15,000, to the former Chief Operations Officer of the Company pursuant to the consultancy agreement referred to in Note 11(b).

  g)       On April 12, 2016, the Company issued 39,683 shares of common stock, valued at $15,000, to the Chief Revenue Officer of the Company pursuant to the consultancy agreement referred to in Note 11(c).

  h)       On April 12, 2016, the Company issued an aggregate 228,214 shares of common stock, valued at $75,000, to Advisory Board Members of the Company pursuant to the advisory board agreements referred to in Notes 11(e), 11(f) and 11(g).

  i)         On April 14, 2016, the Company’s board of directors and a majority of the shareholders of the Company approved an amendment to the Articles of Incorporation to effectuate a one for three reverse stock split of the outstanding shares of common stock of the Company. The reverse stock split became effective on May 24, 2016. All share and per share data in these financial statements and footnotes have been retrospectively adjusted to account for this reverse stock split.

  j)        On September 14, 2016, the Company designated, at its discretion, a class of Series B Preferred Stock. The Series B Preferred Stock consists of 2,000,000 shares. The holders of The Series B Preferred Stock have no dividend rights except as may be declared by the Company at its discretion. The Series B Preferred Shares have voting rights of 10 votes per share and liquidation preference on an equal basis per share with holders of the Common Stock and the Series A Preferred Stock, subject to any preference given to the holders of the Series A Preferred Stock. Series B Preferred Stock are convertible into common shares on a 1:100 basis. As of November 30, 2016, the Company has $5,820,000 of stock payable related to the issuance of 750,000 shares of Series B Preferred Stock pursuant to the asset acquisition described in Note 3.

  NOTE 10 – STOCK - BASED COMPENSATION

  On May 23, 2016, the Company adopted an Equity Incentive Plan under which the Company can grant up to 8,333,333 common shares to its officers, directors, employees and consultants. The Equity Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units.

  On May 24, 2016, the Company granted 4,000,000 stock options to the Chief Strategy Officer of the Company, each of which is exercisable into one common share of the Company at a price of $0.04 per share until May 24, 2018. On the grant date the stock options were deemed to have a fair value of $0.1476 per option, totaling $590,492. The stock options will vest as follows: 2,000,000 options will vest on May 24, 2017 and 2,000,000 options will vest on May 24, 2018. As a result of these stock options vesting over a period of two years, during the year ended November 30, 2016, the Company recognized $231,142 in stock-based compensation.

  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumption for the year ending November 30, 2016:

2016
Expected dividend yield	0%
Risk-free interest rate	0.92%
Expected volatility	303%
Expected option life (in years)	2.00

  The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, November 30, 2015	–	–	–	–

Granted	4,000,000	0.04

Outstanding, November 30, 2016	4,000,000	0.04	1.48	112,000

Exercisable, November 30, 2016	—	—	—	—

  NOTE 11 – COMMITMENTS

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

  d)       On August 17, 2015, the Company entered into a consultancy agreement with the President of the Company. Pursuant to the agreement, the Company will pay $3,500 a month for consulting services for a term of one year.

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

  g)       On September 1, 2015, the Company entered into a consultancy agreement with a significant shareholder of the Company. Pursuant to the agreement, the Company will pay $5,500 a month for consulting services for a term of one year.

  h)       On September 17, 2015, the Company entered into an advisory board agreement with an Advisory Board Member of the Company. Pursuant to an amendment to the agreement dated January 1, 2016, the Company will pay $8,000 a month for advisory services until September 17, 2016, and issue a total of 111,112 shares of the Company’s common stock, valued at $30,000, on the date of the agreement. The shares were issued on April 12, 2016. On May 24, 2016, the Company’s board of directors appointed this Advisory Board Member to become the Chief Strategy Officer of the Company. Effective September 17, 2016, the agreement was extended for an additional six months, whereas the Company will continue to pay $8,000 a month for advisory services.

  i)         The Company entered into the agreement on April 12, 2016 with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company is required to pay $150,000 in cash for a license and issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PlayFlex Systems (“PayFlex”) or its nominees. In addition, the Company is required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the Licensing Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000. The President of PayFlex is the Company’s Chief Executive Officer. The Company is also required to raise $200,000 for its own working capital needs within 90 days of closing the License Agreement. As of the date of these financial statements, the Company was not able to raise the funding requirement for the agreement with PayFlex.

  NOTE 12 – INCOME TAXES

  For the years ended November 30, 2016 and 2015, the Company had incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forwards have been fully reserved. The cumulative net operating loss carry-forwards are approximately $1,280,745 at November 30, 2016 and will begin expiring in the year 2027.

  The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows as of November 30, 2016 and 2015:

	2016	2015

Deferred tax asset attributable to net operating loss carry-forwards	$435,453	$175,842

Less: valuation allowance	(435,453)	(175,842)

Net deferred tax asset	$—	$—

  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of approximately $1,280,745 for Federal income tax reporting purposes are subject to annual limitations. The net operating loss carry-forwards expire from 2027 to 2037. Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change, as defined, occurs. The Company had incurred such ownership changes in November 2014 and April 2015, and the use of net operating losses is further restricted.

  NOTE 13 – SUBSEQUENT EVENTS

  a)       On December 30, 2016, the Company received proceeds of $75,000 in exchange for issuing a convertible debenture with a principal amount of $85,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 12% per year, and is due on September 15, 2017. At any time after 180 days from the date of issuance, the unpaid amount of principal and interest can be converted at the holder’s option at a price of 60% of the lowest trading price of the common stock during the 25 trading day period prior to conversion.

  b)       On January 6, 2017, the Company received proceeds of $80,000 in exchange for issuing a convertible debenture with a principal amount of $85,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 10% per year, and is due on December 12, 2017. At any time on or after June 2, 2017, the unpaid amount of principal and interest can be converted at the holder’s option at a price of 60% of the lowest trading price of the common stock during the 25 trading day period prior to conversion.

  c)      On January 18, 2017, the Company received proceeds of $39,500 in exchange for issuing a convertible debenture with a principal amount of $135,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 6% per year, and is due on January 18, 2018. The note has an original issue discount (OID) of $16,500 and the total consideration the Company may receive under the note is $118,500. The Company paid the prorated amount of the OID of $5,500 for the initial tranche. At any time after 180 days from the date of issuance, the unpaid amount of principal and interest can be converted at the holder’s option at a price of 60% of the lowest trading price of the common stock during the 25 trading day period prior to conversion.

  d)       Subsequent to November 30, 2016, the Company became a defendant in a civil matter pending in Miami-Dade County, Florida. The lawsuit was brought by a current vendor, seeking restitution for an outstanding debt totaling $8,144, plus interest. The Company and the vendor settled out of court and the Company agreed to pay the vendor $2,000 a month until the debt has been paid.

  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  No events occurred requiring disclosure under this Item 9.

  Item 9A. Controls and Procedures

  Disclosure Controls and Procedures

  As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being November 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

  Management’s Report on Internal Control over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

  We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending November 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

  Changes in Internal Control Over Financial Reporting

  There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  Item 9B. Other Information

  None.

  PART III

  Item 10. Directors, Executive Officers and Corporate Governance

  Our current executive officers and directors are as follows:

Name	Age	Position	Director Since
Trevor Allen	49	Chief Executive Officer, Principal Executive Officer Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	November 2014
Anthony Ribas	42	President and Director	April 2015
Ritesh Mitra	34	Chief Technology Officer	June 2015
Noah Fitzgerald	42	Chief Revenue Officer	August 2015
David Christensen	51	Chief Strategy Officer and Director	November 24, 2016

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

  David Christensen:

  Mr. Christensen has over 20 years’ experience in strategy deployment including unique expertise in global supply chains, POS, logistics, freight, distributions, inventories, service repairs, CRM, customer service and call center work. Additionally, his International team includes industry experts in engineering, IT hardware, ERP applications, security management, as well as marketing and PR. As a Black Belt, he uses the best tools from Lean/Six Sigma Principles of Strategy Deployment. Dave is a known expert for not only developing Strategic Business Objectives, but also for his methodology of Execution Excellence. His goal is to help companies surpass the competition by creating a Sustainable Competitive Advantage.

  Aside from that provided above, Mr. Christensen does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

  Mr. Christensen is qualified to serve on our Board of Directors because of his experience and expertise in IT, sales and marketing. His initial term shall last until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

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

  Code of Ethics

  On September 23, 2016, our Board of Directors approved and adopted a Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics is applicable to all directors, officers and employees of our company, our company’s subsidiaries and any subsidiaries that may be formed in the future. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure; competition and fair dealing; corporate opportunities; confidentiality; insider trading; protection and proper use of our assets; fair treatment; and reporting suspected illegal or unethical behavior. The description of the Code of Ethics is a summary and is qualified in its entirety by reference to the Code of Ethics, a copy of which is attached to our Current Report on Form 8-K filed with the SEC on September 28, 2016 as Exhibit 14.1. The Code of Ethics will also be posted on our website at http://www.lansholdings.com/coe.

  Item 11. Executive Compensation

  The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended November 30, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Trevor Allen CEO and Director	2015 2016	35,995 -	- -	- -	- -	- -	- -	- -	35,995 -
Anthony Ribas Pres. and Director	2015 2016	10,000 46,500	- -	- -	- -	- -	- -	55,553 5,781	65,553 52,281
Ritesh Mitra CTO	2015 2016	3,850 12,000	- -	15,000 -	- -	- -	- -	- 124	18,850 12,124
Rudy Romeiro Former COO	2015 2016	2,250	-	15,000	-	-	-	-	17,250
Noah Fitzgerald CRO	2015 2016	2,665 12,000	- -	15,000 -	- -	- -	- -	- -	17,665 12,000
Daviod Christensen CSO and Director	2015 2016	n/a 90,800	n/a -	n/a -	n/a 231,142	n/a -	n/a -	n/a 1,246	n/a 323,188

  Narrative Disclosure to the Summary Compensation Table

  Trevor Allen

  As of November 30, 2015, we have incurred consulting fees in the amount of $35,995 (2014 - $nil) with our CEO, Trevor Allen.

  As of November 30, 2016, we have incurred consulting fees in the amount of $nil with our Mr. Allen.

  Anthony Ribas

  During the year ended November 30, 2015, we incurred consulting fees of $10,000 and other business-related fees of $55,553 (2014 - $nil) to Transaction Data USA Inc., a company controlled by Anthony Ribas.

  During the year ended November 30, 2016, we incurred consulting fees of $46,500 and other business-related fees of $5,781 to TDUSA. As of November 30, 2016, we owe $41,453 to TDUSA.

  Ritesh Mitra

  On June 25, 2015, we entered into a consultancy agreement with Ritesh Mitra’s company, SPSR Professionals, LLC (“SPSR”). The agreement may be terminated on 30 days’ notice. We contracted with SPSR to provide us with services in the development and management of payment processing. For the services, we agreed to compensate SPSR $1,000 per month for 14 hours of work. Additional hours of work will be billed at a rate of $90 per hour. In addition, we agreed to issue SPSR 66,667 shares of our common stock, valued at $15,000 on the agreement date.

  SPSR agreed to a one year non-compete and non-solicitation agreement, but may resume business activities with the companies Mr. Mitra currently owns and works for, stated above.

  For the year ended November 30, 2015, we incurred total consulting fees of $18,850 (2014 - $nil) to SPSR.

  During the year ended November 30, 2016, we incurred consulting fees and other business related fees of $12,124 to SPSR, $12,000 were for consultation as CTO and $124 applied to additional project-specific work outside of CTO role. As of November 30, 2016, we owed $11,000. Of the amount owing at November 30, 2015, $15,000 was settled on April 12, 2016, by issuing 66,667 shares of our common stock at $0.225 per share

  On August 17, 2015, we entered into a consultancy agreement with Rudy Romeiro. Pursuant to the terms and conditions of the agreement:

  •  Mr. Romeiro will serve as Chief Operations Officer of the Company for a period of twelve (12) months;

  •  Mr. Romeiro will earn a fee of $2,250 per month; and

  •  We will issue to Mr. Romeiro shares equal to $15,000 divided by the share value of the closing price of our common stock on the date of the agreement, totaling 119,048 shares.

  Mr. Romeiro also agreed to keep certain information confidential and not compete with or solicit from our company for a period of time.

  Rudy Romeiro

  For the year ended November 30, 2015, we incurred consulting fees of $17,250 (2014 - $nil) to Mr. Romeiro. Effective January 6, 2016, Mr. Romeiro resigned his office of Chief Operations Officer with our company. As a result of his resignation, Mr. Romeiro no longer holds any officer positions with our company. On the same date, Mr. Romerio terminated his Consultancy Agreement with with our company.

  Noah Fitzgerald

  On August 17, 2015, we entered into a Consultancy Agreement with Noah Fitzgerald. Pursuant to the terms and conditions of the agreement:

  •  Mr. Fitzgerald will serve as Chief Revenue Officer of our company for a period of twelve (12) months;

  •  Mr. Fitzgerald will earn a fee of $1,000 per month for 14 hours of work with additional hours of work billed at a rate of $90 per hour; and

  •  We will issue to Mr. Fitzgerald shares equal to $15,000 divided by the share value of the closing price of our common stock on the date of the agreement, totaling 119,048 shares.

  Mr. Fitzgerald also agreed to keep certain information confidential and not compete with or solicit from our company for a period of time.

  For the year ended November 30, 2015, we incurred consulting fees of $17,665 (2014 - $nil) to Mr. Fitzgerald.

  During the year ended November 30, 2016, we incurred consulting and other business-related fees of $12,000 to Mr. Fitzgerald. As of November 30, 2016, we owed $10,000 to Mr. Fitzgerald. The amount is related to consulting fees incurred during the period. Of the amount owing at November 30, 2015, $15,000 was settled on April 12, 2016, by issuing 39,683 shares of our common stock at $0.378 per share.

  David Christensen

  On September 17, 2016, we entered into an amendment to the Advisory Board Agreement with Enterprise Technology Consulting, Inc., a company controlled by our officer and director, David Christensen. The Amendment to Advisory Board Agreement extended the term for an additional six (6) months.

  During the year ended November 30, 2016, we incurred advisory, consulting and other business-related fees of $92,046 (2015 - $7,100) to Mr. Christensen. As of November 30, 2016, we owed $31,639 (November 30, 2015 – $28,938) to Mr. Christensen. The amount is related to advisory and consulting fees incurred during the period. Of the amount owing at November 30, 2015, $30,000 was settled on April 12, 2016, by issuing 111,112 shares of our common stock at $0.27 per share.

  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

  Outstanding Equity Awards at Fiscal Year-End

  The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Trevor Allen	-	-	-	-	-	-	-	-	-
Anthony Ribas	-	-	-	-	-	-	-	-	-
Ritesh Mitra	-	-	-	-	-	-	-	-	-
Noah Fitzgerald	-	-	-	-	-	-	-	-	-
David Chistensen	-	4,000,000	-	$0.04	5/24/18	4,000,000	$231,142	-	-

  Director Compensation

  We compensate our Directors in their consulting and executive capacities, as provided above. We currently do not compensate our Directors for their role as Directors. However, we reserve the right to compensate our Directors in the future with cash, stock, options, or some combination of the above.

  We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended November 30, 2016.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The following table sets forth, as of February 17, 2017 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Trevor Allen(3)	17,105,000	31%	100,000	17%	-	-
Anthony Ribas(4)	56,597,900	57%	168,000	28%	375,000	50%
Ritesh Mitra(5)	66,667	*	-	-	-	-
Noah Fitzgerald	539,683	1%	-	-	-	-
David Christensen	111,112	*	-	-	-	-
All Directors and Executive Officers as a Group (5 persons)	74,420,362	68%	268,000	45%	375,000	50%
5% Holders
SoundMax Ltd. Flat/RM 807 Fortress Tower 250 Kings Rd., North Point 0 Hong Kong(6)	20,657,567	38%	99,859	17%
Execucorp Consulting LLC Suites Five Hors Fords, Business Center Long Point Road PO BOX 590 Charlestown, St. Kitts & Nevis, 0 US(7)	8,865,717	17%	76,000	13%
Melcent Technology SRL Avenida Sarasota #108 Esquina Doce De Julio Bella Vista Distrito Nacional, 0 Republica Dominicana(8)	55,198,050	56%	156,000	26%	375,000	50%

  * Less than 1%

  (1)     Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

  (2)     Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 44,807,673 shares of common stock, 599,859 shares of Series A Convertible Preferred Stock and 750,000 shares of Series B Preferred Stock issued and outstanding as of February 17, 2017.

  (3)     Includes 7,105,000 shares of common stock and 100,000 shares of Series A Convertible Preferred Stock that may convert into 10,000,000 shares of common stock.

  (4)     The shares are held by Transaction Data USA Inc. Anthony Ribas is the beneficial owner of the shares held by Transaction Data USA Inc. Includes 2,297,900 shares of common stock, 168,000 shares of Series A Convertible Preferred Stock that may convert into 16,800,000 shares of common stock and 375,000 shares of Series B Preferred Stock that may convert into 37,500,000 shares of common stock.

  (5)     The shares are held by SPSR Professionals, LLC. Ritesh Mitra is the beneficial owner of the shares held by SPSR Professionals, LLC.

  (6)     Sam Tai is the beneficial owner of the shares held by SoundMax Ltd. Includes 10,671,667 shares of common stock and 99,859 shares of Series A Convertible Preferred Stock that may convert into 9,985,900 shares of common stock.

  (7)     Rob Harris is the beneficial owner of the shares held by Execucorp Consulting LLC. Includes 1,265,717 shares of common stock and 76,000 shares of Series A Convertible Preferred Stock that may convert into 7,600,000 shares of common stock.

  (8)     Plutarco Suazo is the beneficial owner of the shares held by Melcent Technology SRL. Includes 2,098,050 shares of common stock, 156,000 shares of Series A Convertible Preferred Stock that may convert into 15,600,000 shares of common stock and 375,000 shares of Series B Preferred Stock that may convert into 37,500,000 shares of common stock.

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

  On November 21, 2014, we entered into a License Agreement with Trevor Allen, our CEO. At November 30, 2014, we were indebted to him for $150,000 related to the License Agreement. The amount was due by February 19, 2015. As of the date of this annual report, the amount has not been paid.

  On April 17, 2015, we entered into an Asset Purchase and Restructure Agreement with Transaction Data USA Inc. (“TDUSA”), Trevor Allen, our officer and director, and SoundMax Ltd., a shareholder of our Company. TDUSA is controlled by our President, Anthony Ribas. Pursuant to the Agreement, we acquired the following assets (the “Assets”) from TDUSA:

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

  In consideration for the Assets, we issued to TDUSA 400,000 shares of our newly created Series A Preferred Stock. In addition, a group of shareholders agreed to transfer 19,985,000 shares of common shares to TDUSA (or to parties TDUSA has designated) in exchange for a cumulative 199,859 shares of Series A Preferred Stock issued by us.

  The Agreement has post-closing covenants, which include the following:

    The Company agreed to use its best efforts to raise $375,000 for its own working capital needs and to develop the business surrounding the Assets;
    TDUSA has the right to appoint two persons to our board of directors; and
    The parties agreed to a revenue share of the new business as outlined in the Agreement.

  On September 22, 2016, we acquired a PSWITCH software application from TDUSA and Melcent Technology SRL, including the invention, source code, object code, components and tools. In exchange for the software, we issued to each of TDUSA and Melcent, 375,000 shares of our newly created Series B Preferred Stock.

  On October 5, 2015, we entered into a Loan Agreement with Anthony Ribas, our President, in the amount of $25,000. This note is unsecured with interest of 8% per annum and is due April 15, 2016. We have repaid $20,000 of the loan.

  On August 17, 2015, we entered into an advisory board agreement with two Advisory Board Members for terms of one year each. Pursuant to the agreement, we will issue the Members 119,048 shares each of our common stock, valued at $15,000 each, on the date of the agreement. As of November 30, 2016, the shares had not been issued but were accrued as stock payable.

  On August 28, 2015, we entered into an advisory board agreement with an Advisory Board Member for a term of one year. Pursuant to the agreement, we will issue a total of 113,208 shares of our common stock, valued at $15,000, on the date of the agreement. As of November 30, 2016, the shares had not been issued but were accrued as stock payable.

  Item 14. Principal Accounting Fees and Services

  Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$22,100	$0	$0	$0
2015	$12,000	$0	$0	$0

  PART IV

  Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

  The following financial statements and schedules listed below are included in this Form 10-K.

  Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated April 17, 2015(1)
2.2	Software Purchase Agreement(11)
3.1	Articles of Incorporation(2)
3.2	Certificate of Change (3)
3.3	Certificate of Amendment(3)
3.4	Certificate of Designation(4)
3.5	Certificate of Designation(11)
3.5	Bylaws(2)
4.1	10% Convertible Note(5)
4.2	Convertible Promissory Note(6)
10.1	License Agreement(7)
10.2	Agreement of Conveyance(7)
10.3	Consultancy Agreement(8)
10.4	Consultancy Agreement(9)
10.5	Consultancy Agreement(9)
10.6	Securities Purchase Agreement(6)
10.7	Amendment to Advisory Board Agreement(12)
10.8	2016 Incentive Plan(13)
10.9	Advisory Board Agreement(13)
10.10	Amendment to Advisory Board Agreement(13)
14.1	Code of Business Conduct and Ethics(10)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended November 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

  1.       Incorporated by reference to the 8-K filed on April 24, 2015.

  2.       Incorporated by reference to the Form SB-2 filed on December 28, 2007.

  3.       Incorporated by reference to the 8-K filed on June 30, 2014.

  4.       Incorporated by reference to the 8-K filed on April 24, 2015.

  5.       Incorporated by reference to the 8-K filed on January 23, 2017.

  6.       Incorporated by reference to the 8-K filed on January 4, 2017.

  7.       Incorporated by reference to the 8-K filed on November 25, 2014.

  8.       Incorporated by reference to the 8-K filed on July 29, 2015.

  9.       Incorporated by reference to the 8-K filed on August 19, 2015.

  10.    Incorporated by reference to the 8-K filed on September 28, 2016.

  11.    Incorporated by reference to the 8-K filed on September 28, 2016.

  12.    Incorporated by reference to the 8-K filed on September 23, 2016.

  13.    Incorporated by reference to the 8-K filed on May 25, 2016.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Lans Holdings Inc.

By:	/s/ Trevor Allen
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 16, 2017

  In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Trevor Allen
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 16, 2017

By:	/s/ Anthony Ribas
President and Director
March 16, 2017

By:	/s/ David Christensen
Chief Strategy Officer and Director
March 16, 2017
33