Form 10-Q
period 2017-02-28
Lans Holdings, Inc.
filed 2017-05-23
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 000-55725

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of 4“large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,807,673 common shares as of May 15, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2017 and November 30, 2016 (unaudited);
F-2	Statements of Operations for the three months ended February 28, 2017 and February 29, 2016 (unaudited);
F-3	Statements of Cash Flows for the three months ended February 28, 2017 and February 29, 2016 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

BALANCE SHEETS

AS OF FEBRUARY 28, 2017 AND NOVEMBER 30, 2016

(UNAUDITED)

	February 28, 2017	November 30, 2016
ASSETS

Current Assets

Cash and cash equivalents	$11,516	$1,760
Accounts receivable	15,990	24,075
Prepaid expenses	3,000	1,000

TOTAL ASSETS	$30,506	$26,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$196,008	$210,505
Accounts payable and accrued expenses – related parties	423,772	378,677
Stock payable – related parties	5,820,000	5,820,000
Notes payable	289,700	289,700
Notes payable – related parties	43,728	44,036
Convertible debentures, net of unamortized discount	72,484	27,312
Convertible debentures – related parties, net of unamortized discount	8,961	3,813
Derivative liabilities	366,396	89,071
Deferred revenue	2,970	—
Total Liabilities	7,224,019	6,863,114

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.001 par value; 599,859 Series A preferred shares issued and outstanding	600	600
Common stock, 500,000,000 shares authorized, $0.001 par value; 44,807,673 shares issued and outstanding	44,808	44,808
Additional paid-in capital	2,725,565	2,614,848
Accumulated deficit	(9,964,486)	(9,496,535)

Total Stockholders’ Deficit	(7,193,513)	(6,836,279)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,506	$26,835

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED)

	For the Three Months Ended
	February 28, 2017	February 29, 2016

REVENUES	$45,135	$34,337
COST OF REVENUES	79,860	9,500
GROSS PROFIT (LOSS)	(34,725)	24,837

OPERATING EXPENSES
General and administrative	276,407	98,074

TOTAL OPERATING EXPENSES	276,407	98,074

OPERATING LOSS	(311,132)	(73,237)

OTHER INCOME (EXPENSES)
Change in fair value of derivatives	53,135	—
Interest expense	(209,954)	(7,496)

TOTAL OTHER INCOME (EXPENSES)	(156,819)	(7,496)

NET LOSS	$(467,951)	$(80,733)

Loss per common share – basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	44,807,673	44,433,333

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

(UNAUDITED)

	For the Three Months Ended
	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(467,951)	$(80,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	50,320	—
Change in fair value of derivatives	(53,135)	—
Excess derivative liability included in interest expense	142,460	—
Stock-based compensation	110,717	—
Changes in operating assets and liabilities:
Accounts receivable	8,085	3,712
Prepaid expenses	(2,000)	3,204
Accounts payable and accrued expenses	(9,497)	27,658
Accounts payable and accrued expenses – related parties	40,095	5,359
Deferred revenue	2,970	—

Net Cash Used in Operating Activities	(177,936)	(40,800)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable – related parties	—	32,258
Repayments of notes payable – related parties	(308)	—
Proceeds from convertible debentures	188,000	—

Net Cash Provided by Financing Activities	187,692	32,258

Net Decrease in Cash and Cash Equivalents	9,756	(8,542)

Cash and Cash Equivalents, Beginning of Period	1,760	15,540

Cash and Cash Equivalents, End of Period	$11,516	$6,998

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$145	$—
Income taxes paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability related to debt	$188,000	$—

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

Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is November 30.

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2016 have been omitted.

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

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, amounts due to officers, notes payable, convertible debentures, derivative liabilities and deferred revenue. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and any impairment in value. Long-lived assets, including property and equipment, are assessed for impairment whenever events or changes in business circumstances arise than may indicate that the carrying amount of the long-lived asset may not be recoverable. Depreciation is calculated on a straight line basis over its estimated useful life.

Intangible Assets

Software, licenses and other rights have been capitalized. Amortization is calculated on a straight line basis over its estimated useful life.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, products are fully delivered and services have been provided, the sales price is fixed or determinable and collectability is reasonably assured. Advance payments from customers are deferred and recorded in deferred revenue. During the period ended February 28, 2017, the Company received $2,970 from customers for services to be provided by the Company. Revenue will be recorded by the Company when the service is provided.

All of the Company’s revenues during the three months ended February 28, 2017 resulted from three customers.

Stock-based Compensation

The Company measures and recognizes compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

The Company estimates the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

Options granted to consultants are valued at the fair value of the equity instruments issued, or the fair value of the services received, whichever is more reliably measurable.

Loss Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of February 28, 2017, the Company had 15,201,710 (2016 – 5,999,707) potentially dilutive shares outstanding.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern”. The Update provides US GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted this pronouncement effective for the period ended February 28, 2017. The adoption did not have a material impact to the financial statements.

NOTE 3 – SOFTWARE ASSETS

On September 22, 2016, the Company entered into a Software Purchase Agreement (the “Software Agreement”) with two related parties Transaction Data USA Inc. (“TDUSA”), whose CEO is the President of the Company, and Melcent Technology SRL (“Melcent”), a significant shareholder of the Company. Pursuant to the Software Agreement, the Company acquired a PSWITCH software application (the “Software”), including the invention, source code, object code, components and tools. In exchange for the Software, the Company issued to each of TDUSA and Melcent, 375,000 shares of the Company’s newly created Series B Preferred Stock. The asset acquired was recorded at the fair value of the 750,000 shares of Series B Preferred Stock of $5,820,000. At February 28, 2017, the 750,000 shares of Series B Preferred Stock had not been issued and $5,820,000 of stock payable to related parties was accrued by the Company.

At November 30, 2016, the Company’s uncertain future revenues generated by the asset indicated that the carrying amount of the long-lived asset may not be recoverable. The Company performed an impairment test as prescribed by ASC 985-20 which resulted in an impairment of $5,820,000.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following as of February 28, 2017 and November 30, 2016:

Issue date	February 28, 2017	November 30, 2016
November 24, 2014 note (a)	$25,000	$25,000
March 26, 2015 note (b)	75,000	75,000
August 7, 2015 note (c)	50,000	50,000
September 25, 2015 note (d)	14,700	14,700
October 15, 2015 note (e)	125,000	125,000
Total	$289,700	$289,700

Notes payable – related party consist of the following as of February 28, 2017 and November 30, 2016:

Issue date	February 28, 2017	November 30, 2016
October 5, 2015 note (f)	$5,000	$5,000
October 15, 2015 note (g)	32,258	32,258
February 12, 2016 note (h)	3,425	3,733
October 18, 2016 note (i)	3,045	3,045
Total	$43,728	$44,036

a)	On November 24, 2014, the Company issued a $25,000 promissory note to a former director of the Company pursuant to the Agreement of Conveyance, Transfer and Assignment of Obligations described in Note 7(l). The promissory note is unsecured, non-interest bearing and was due within six months of the date of issuance. As of February 28, 2017, the note was not yet repaid. The lender has agreed to extend the note period until financing is secured.

b)	On March 26, 2015, the Company entered into a $75,000 loan agreement with a third party. The loan is unsecured, bears interest at 7.5% per year and was due on March 31, 2016. On September 30, 2015, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 15% per year going forward. At February 28, 2017, the Company had accrued interest of $18,771 related to this agreement. This loan is currently in default and payable on demand.

c)	On August 7, 2015, the Company entered into a $50,000 loan agreement with a third party. The loan is unsecured, bears interest at 8.5% per year and is due on August 7, 2016. On January 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 17% per year going forward. At February 28, 2017, the Company had accrued interest of $11,690 related to this agreement. This loan is currently in default and payable on demand.

d)	On September 25, 2015, the Company entered into a $14,700 loan agreement with a third party. The loan is unsecured, bears interest at 1.5% per month and is due on demand. At February 28, 2017, the Company had accrued interest of $1,870 related to this agreement.

e)	On October 15, 2015, the Company entered into a $125,000 loan agreement with a third party. The loan is unsecured, bears interest at 7% per year and is due on October 31, 2016. On April 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 14% per year going forward. At February 28, 2017, the Company had accrued interest of $19,682 related to this agreement. This loan is currently in default and payable on demand.

f)	On October 5, 2015, the Company entered into a $25,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly, and is due on demand. During October 2015, the Company repaid $20,000 of the loan’s principal. At February 28, 2017, the Company had accrued interest of $715 related to this agreement.

g)	On February 12, 2016, the Company entered into a $32,258 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand. At February 28, 2017, the Company had accrued interest of $2,815 related to this agreement.

h)	On April 26, 2016, the Company entered into a $6,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly. The loan is payable on the earliest of demand or from 50% of future revenue or from funding received in excess of $100,000. As of February 28, 2017, the Company repaid $2,575 of the loan’s principal. At February 28, 2017, the Company had accrued interest of $45 related to this agreement.

i)	On October 18, 2016, the Company entered into a $3,045 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand. At February 28, 2017, the Company had accrued interest of $92 related to this agreement.

NOTE 5 – CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of February 28, 2017 and November 30, 2016:

Issue date	February 28, 2017	November 30, 2016
March 23, 2016 debenture (a)	$6,000	$6,000
June 15, 2016 debenture (b)	10,000	10,000
June 30, 2016 debenture (c)	2,000	2,000
July 12, 2016 debenture (d)	30,000	30,000
July 28, 2016 debenture (e)	4,000	4,000
September 12, 2016 debenture (f)	15,000	15,000
December 12, 2016 debenture (g)	85,000	—
December 15, 2016 debenture (h)	85,000	—
January 27, 2017 debenture (i)	45,000	—
	282,000	67,000
Less: unamortized debt discount	(209,516)	(39,688)
Total	$72,484	$27,312

Convertible debentures – related party consist of the following as of February 28, 2017 and November 30, 2016:

Issue date	February 28, 2017	November 30, 2016
May 1, 2016 debenture (j)	$15,990	$15,990
	15,990	15,990
Less: unamortized debt discount	(7,029)	(12,177)
Total	$8,961	$3,813

During the three months ended February 28, 2017 and February 29, 2016, the Company recorded amortization of debt discount of $50,320 and $0, respectively.

a)	On March 23, 2016, the Company issued a convertible debenture for $6,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $9,815 resulted in a full discount to the note payable of $6,000 and interest expense of $3,815. At February 28, 2017, the Company had amortized $4,688 of the discount to this convertible debenture and had accrued interest of $450 related to this convertible debenture.

b)	On June 15, 2016, the Company issued a convertible debenture for $10,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. On December 31, 2016, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $14,129 resulted in a full discount to the note payable of $10,000 and interest expense of $4,129. At February 28, 2017, the Company had amortized $10,000 of the discount to this convertible debenture and had accrued interest of $678 related to this convertible debenture.

c)	On June 30, 2016, the Company issued a convertible debenture for $2,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. On December 31, 2016, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $2,782 resulted in a full discount to the note payable of $2,000 and interest expense of $782. At February 28, 2017, the Company had amortized $2,000 of the discount to this convertible debenture and had accrued interest of $129 related to this convertible debenture.

d)	On July 12, 2016, the Company issued a convertible debenture for $30,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. On December 31, 2016, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $40,472 resulted in a full discount to the note payable of $30,000 and interest expense of $10,472. At February 28, 2017, the Company had amortized $30,000 of the discount to this convertible debenture and had accrued interest of $1,858 related to this convertible debenture.

e)	On July 28, 2016, the Company issued a convertible debenture for $4,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on January 28, 2017. On January 28, 2017, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $5,449 resulted in a full discount to the note payable of $4,000 and interest expense of $1,449. At February 28, 2017, the Company had amortized $4,000 of the discount to this convertible debenture and had accrued interest of $212 related to this convertible debenture.

f)	On September 12, 2016, the Company issued a convertible debenture for $15,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on January 31, 2017. On January 31, 2017, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $18,895 resulted in a full discount to the note payable of $15,000 and interest expense of $3,895. At February 28, 2017, the Company had amortized $15,000 of the discount to this convertible debenture and had accrued interest of $637 related to this convertible debenture.

g)	On December 12, 2016, the Company issued a convertible debenture with a principal amount of $85,000 in exchange for proceeds of $75,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 10% per year, and is due on December 12, 2017. The note has an original issue discount (“OID”) of $5,000 and the Company paid expenses of $5,000. At any time on or after June 2, 2017, the unpaid amount of principal and interest can be converted at the holder’s option at the lowest price of either the closing price prior to the issue date or a price of 60% of the lowest trading price of the common stock during the 25-trading day period prior to the conversion date. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $108,482 resulted in a full discount to the note payable of $85,000 and interest expense of $33,482. At February 28, 2017, the Company had amortized $2,616 of the discount to this convertible debenture and had accrued interest of $1,816 related to this convertible debenture.

h)	On December 15, 2016, the Company issued a convertible debenture with a principal amount of $85,000 in exchange for proceeds of $75,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 12% per year, and is due on September 15, 2017. The Company paid expenses of $10,000. At any time on or after 180 days from the date of issuance, the unpaid amount of principal and interest can be converted at the holder’s option at a price of 60% of the lowest trading price of the common stock during the 25-trading day period prior of either the issue date or the conversion date. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $91,802 resulted in a full discount to the note payable of $85,000 and interest expense of $16,802. At February 28, 2017, the Company had amortized $3,429 of the discount to this convertible debenture and had accrued interest of $2,125 related to this convertible debenture.

i)	On January 18, 2017, the Company issued a convertible debenture with a principal of $135,000 in consideration for tranches of an aggregate $118,500. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 6% per year, and is due one year from when each tranche is received. The note has an original issue discount (“OID”) of $16,500. At any time, the unpaid amount of principal and interest can be converted at the holder’s option at a price of 60% of the lowest trading price of the common stock during the 25-trading day period prior to conversion. If at any time while the note is outstanding, the lowest trading price is equal to or lower than $0.035, then a discount rate of 50% will be assumed rather than the original 40%. On January 27, 2017, the Company received $38,000 from the initial tranche of $45,000. The Company paid a prorated amount of OID of $5,500 and expenses of $1,500. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $130,176 resulted in a full discount to the note payable of $45,000 and interest expense of $92,176. At February 28, 2017, the Company had amortized $751 of the discount to this convertible debenture and had accrued interest of $237 related to this convertible debenture.

j)	On May 1, 2016, the Company issued a convertible debenture to a related party to settle accounts payable of $15,990. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $23,757 resulted in a full discount to the note payable of $15,990 and interest expense of $7,767. At February 28, 2017, the Company had amortized $8,961 of the discount to this convertible debenture and had accrued interest of $1,062 related to this convertible debenture.

NOTE 6 – DERIVATIVE LIABILITIES

The embedded conversion options of the Company’s convertible debentures described in Note 5 contain conversion features that are accounted for as derivative liabilities. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At November 30, 2016	131% - 223%	0.36% - 0.68%	0%	0.08-1.00
At February 28, 2017	113% - 280%	0.40% - 0.88%	0%	0.06-1.00

The fair value of the derivative liabilities were $366,396 and $89,071 at February 28, 2017 and November 30, 2016, respectively:

	Derivative Values
Issue date	November 30, 2016	Additions	Conversions	Fair Value Increase (Decrease)	February 28, 2017

March 23, 2016 debenture	$6,951	$—	$—	$(944)	$6,007
May 1, 2016 debenture	19,799	—	—	230	20,029
June 15, 2016 debenture	10,158	—	—	(158)	10,000
June 30, 2016 debenture	2,032	—	—	(32)	2,000
July 12, 2016 debenture	30,472	—	—	(472)	30,000
July 28, 2016 debenture	4,134	—	—	(134)	4,000
September 12, 2016 debenture	15,525	—	—	(525)	15,000
December 12, 2016 debenture	—	108,482	—	5,956	114,438
December 15, 2016 debenture	—	91,802	—	11,943	103,745
January 27, 2017 debenture	—	130,176	—	(68,999)	61,177

Total	$89,071	$330,460	$—	$(53,135)	$366,396

NOTE 7 – RELATED PARTY TRANSACTIONS

a)	During the three months ended February 28, 2017, the Company incurred consulting and other business-related fees of $10,500 (2016 - $12,000) to a company whose CEO is the President of the Company. As of February 28, 2017, the Company owed $36,953 (November 30, 2016 - $41,453) to the company whose CEO is the President of the Company.

b)	During the three months ended February 28, 2017, the Company incurred consulting fees and other business related fees of $4,001 (2016 - $3,124) to the company controlled by the Chief Technology Officer of the Company. As of February 28, 2017, the Company owed $14,000 (November 30, 2016 - $11,000) to a company controlled by the Chief Technology Officer of the Company.

c)	During the three months ended February 28, 2017, the Company incurred consulting and other business-related fees of $3,000 (2016 - $9,000) to the Chief Revenue Officer of the Company. As of February 28, 2017, the Company owed $13,000 (November 30, 2016 - $10,000) to the Chief Revenue Officer of the Company.

d)	During the three months ended February 28, 2017, the Company incurred advisory, consulting and other business-related fees of $24,000 (2016 - $19,700) to the Chief Strategy Officer of the Company. As of February 28, 2017, the Company owed $17,424 (November 30, 2016 – 31,639) to the Chief Strategy Officer of the Company.

e)	During the three months ended February 28, 2017, the Company incurred consulting and other business-related fees of $16,500 (2016 - $nil) to a significant shareholder of the Company. As of February 28, 2017, the Company owed $120,695 (November 30, 2016 - $79,385) to the significant shareholder of the Company.

f)	As of February 28, 2017, the Company owed $200 (November 30, 2016 - $200) to the President of the Company, which is non-interest bearing, unsecured and due on demand.

g)	On November 21, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with directors of the Company. Pursuant to the agreement, the Company transferred all assets and business operations associated with hexagon fishing nets to the directors of the Company. In exchange, the directors of the Company agreed to cancel 24,438,333 shares in the Company and assume and cancel all liabilities relating to the Company’s former business, including officer loans amounting to $100,814. A director of the Company retained 361,667 shares of common stock in the Company. In consideration for the cancellation of amounts due to officer and the return of the shares, the Company issued a $25,000 promissory note to the director of the Company. Refer to Note 4(a). As a result of the forgiveness of the loans and cancellation of stock, the Company recognized $75,814 as a contribution to capital.

h)	On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 10(h)). At November 30, 2014, the Company was indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount was due by February 19, 2015. As of February 28, 2017, the amount has not been paid by the Company.

NOTE 8 – CAPITAL STOCK

The authorized capital of the Company is 500,000,000 common shares with a par value of $ 0.001 per share and 100,000,000 preferred shares with a par value of $0.001 per share.

a)	On April 14, 2016, the Company’s board of directors and a majority of the shareholders of the Company approved an amendment to the Articles of Incorporation to effectuate a one for three reverse stock split of the outstanding shares of common stock of the Company. The reverse stock split became effective on May 24, 2016. All share and per share data in these financial statements and footnotes have been retrospectively adjusted to account for this reverse stock split.

b)	On September 14, 2016, the Company designated, at its discretion, a class of Series B Preferred Stock. The Series B Preferred Stock consists of 2,000,000 shares. The holders of The Series B Preferred Stock have no dividend rights except as may be declared by the Company at its discretion. The Series B Preferred Shares have voting rights of 10 votes per share and liquidation preference on an equal basis per share with holders of the Common Stock and the Series A Preferred Stock, subject to any preference given to the holders of the Series A Preferred Stock. Series B Preferred Stock are convertible into common shares on a 1:100 basis. As of February 28, 2017, the Company has $5,820,000 of stock payable related to the issuance of 750,000 shares of Series B Preferred Stock pursuant to the asset acquisition described in Note 3.

NOTE 9 – STOCK-BASED COMPENSATION

On May 23, 2016, the Company adopted an Equity Incentive Plan under which the Company can grant up to 8,333,333 common shares to its officers, directors, employees and consultants. The Equity Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, performance shares and performance units.

On May 24, 2016, the Company granted 4,000,000 stock options to the Chief Strategy Officer of the Company, each of which is exercisable into one common share of the Company at a price of $0.04 per share until May 24, 2018. On the grant date the stock options were deemed to have a fair value of $0.1476 per option, totaling $590,492. The stock options will vest as follows: 2,000,000 options will vest on May 24, 2017 and 2,000,000 options will vest on May 24, 2018. As a result of these stock options vesting over a period of two years, during the three months ended February 28, 2017 (2016 - $nil), the Company recognized $110,717 in stock-based compensation.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumption for the year ending November 30, 2016:

2016
Expected dividend yield	0%
Risk-free interest rate	0.92%
Expected volatility	303%
Expected option life (in years)	2.00

The following table summarizes the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$
Outstanding, November 30, 2016	4,000,000	0.04	1.48	112,000

Granted	—	—	—	—

Outstanding, February 28, 2017	4,000,000	0.04	1.23	39,600

Exercisable, February 28, 2017	—	—	—	—

NOTE 10 – COMMITMENTS

a)	On June 25, 2015, the Company entered into a consultancy agreement with a company controlled by the Chief Technology Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year. As of February 28, 2017, the Chief Technology Officer continues to provide consulting services for the Company and the Company continues to accrue $1,000 a month for these services.

b)	On August 17, 2015, the Company entered into a consultancy agreement with the Chief Revenue Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year. As of February 28, 2017, the Chief Revenue Officer continues to provide consulting services for the Company and the Company continues to accrue $1,000 a month for these services.

c)	On August 17, 2015, the Company entered into a consultancy agreement with the President of the Company. Pursuant to the agreement, the Company will pay $3,500 a month for consulting services for a term of one year. As of February 28, 2017, the President continues to provide consulting services for the Company and the Company continues to accrue $3,500 a month for these services.

d)	On August 17, 2015, the Company entered into an advisory board agreement with two Advisory Board Members of the Company for terms of one year each. As of February 28, 2017, the two Advisory Board Members continue to be Advisory Board Members of the Company.

e)	On August 28, 2015, the Company entered into an advisory board agreement with an Advisory Board Member of the Company for a term of one year. As of February 28, 2017, the Advisory Board Member continues to be an Advisory Board Member of the Company.

f)	On September 1, 2015, the Company entered into a consultancy agreement with a significant shareholder of the Company. Pursuant to the agreement, the Company will pay $5,500 a month for consulting services for a term of one year. The Company extended the consultancy agreement with this significant shareholder for a term of one year and will continue to pay $5,500 a month until September 2017.

g)	On September 17, 2015, the Company entered into an advisory board agreement with an Advisory Board Member of the Company. Pursuant to an amendment to the agreement dated January 1, 2016, the Company will pay $8,000 a month for advisory services until September 17, 2016. On May 24, 2016, the Company’s board of directors appointed this Advisory Board Member to become the Chief Strategy Officer of the Company. Effective September 17, 2016, the agreement was extended for an additional six months, whereas the Company will continue to pay $8,000 a month for advisory services.

h)	The Company entered into an agreement on April 12, 2016 with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company is required to pay $150,000 in cash for a license and issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PayFlex Systems (“PayFlex”) or its nominees. In addition, the Company is required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the Licensing Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000. The President of PayFlex is the Company’s Chief Executive Officer. The Company is also required to raise $200,000 for its own working capital needs within 90 days of closing the License Agreement. As of the date of these financial statements, the Company was not able to raise the funding requirement for the agreement with PayFlex.

NOTE 11 – LEGAL PROCEEDINGS

On February 1, 2017, the Company became a defendant in a civil matter pending in Miami-Dade County, Florida. The lawsuit was brought by a current vendor, seeking restitution for an outstanding debt totaling $8,144, plus court costs. The Company and the vendor settled the case and the Company agreed to pay the vendor $2,000 a month until the debt has been paid.

NOTE 12 – SUBSEQUENT EVENT

On March 22, 2017, the Company was informed that it missed payments related to its civil matter referred to in Note 11, and that it would be garnished in the amount of $12,505.

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

Results of operations for the three months ended February 28, 2017 and February 29, 2016

We generated $45,135 in revenues during the three months ended February 28, 2017, as compared with $34,337 in revenues for three months ended February 29, 2016. All of our revenues in 2017 resulted from our three customers. We expect that our client base will expand and provide more revenues for the remaining quarters in 2017, provided we receive adequate financing.

Our cost of revenues was $79,860, for the three months ended February 28, 2017, resulting in a gross loss of $34,725, as compared with cost of revenues of $9,500 for the three months ended February 29, 2016, resulting in gross profits of $24,837. Our cost of revenues mostly includes monthly consulting invoices from Melcent Technology, which started in February of 2016. The cost of revenues was significantly less in 2016 because only one month of expenses was incurred, and opposed to three months in 2017. We do not expect any consistency in our gross profit margins in 2017 with those of prior years due to our infancy in operations and the varied services that we offer our clients.

4

We incurred operating expenses in the amount of $276,407 for the three months ended February 28, 2017, compared with operating expenses of $98,074 for the three months ended February 29, 2016. Our operating expenses for the three months ended February 28, 2017 mainly consisted of $110,717 in stock based compensation, $73,751 in consulting fees, $36,616 in support and maintenance, $19,427 in audit fees, $13,205 in professional fees and $7,850 in finance fees. Our operating expenses for the three months ended February 29, 2016 mainly consisted of $40,074 in consulting fees, $32,572 in development costs and $13,795 in professional fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor business along with the ongoing professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred other expenses of $156,819 for the three months ended February 28, 2017, as compared with other expenses of $7,496 for the three months ended February 29, 2016. Our other expenses for the three months ended February 28, 2017 was attributable to $159,634 in interest expense and $50,320 in accretion of discounts on convertible debentures, offset up $53,135 in the change in fair value of derivatives. Our other expenses for the three months ended February 29, 2016 was a result of interest expense. We expect that our interest expenses will increase in the future as result of our newly acquired debt, and any additional debt we take on in our financing efforts.

We incurred a net loss in the amount of $467,951 for the three months ended February 28, 2017, as compared with a net loss in the amount of $80,733 for the three months ended February 29, 2016. Our losses for each period are attributable to operating expenses together with a lack of significant revenues.

Liquidity and Capital Resources

As of February 28, 2017, we had $30,506 in current assets consisting of cash, accounts receivable and prepaid expenses. Our total current liabilities as of February 28, 2017 were $7,224,019. As a result, we have a working capital deficit of $7,193,513 as of February 28, 2017.

Operating activities used $177,936 in cash for the three months ended February 28, 2017, as compared with $40,800 for the three months ended February 29, 2016. Our negative operating cash flow in 2017 was mainly the result of our net loss of $467,951, offset by excess derivative liability of $142,460 and stock based compensation of $110,717. We primarily relied on cash from loans to fund our operations during the period ended February 28, 2017.

Financing activities provided $187,692 in cash for the three months ended February 28, 2017, as compared with $32,258 for the three months ended February 29, 2016. Our positive operating cash flow in 2017 was mainly proceeds convertible debentures. The terms of the convertible debentures are contained in Note 5 to our financial statements, incorporated herein.

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

Off Balance Sheet Arrangements

As of February 28, 2017, there were no off balance sheet arrangements.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended November 30, 2016, however we consider our critical accounting policies to be those related to revenue recognition, stock-based compensation and intangible assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2017.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in the Company’s Annual Report on Form 10-K for 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Loan Agreement
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	May 23, 2017

By:	/s/ Trevor Allen Trevor Allen
Title:	Chief Executive Officer and Director

8