Form 10-Q
period 2017-05-31
Lans Holdings, Inc.
filed 2017-07-17
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2017

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,807,673 common shares as of May 31, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2017 and November 30, 2016 (unaudited);
F-2	Statements of Operations for the three and six months ended May 31, 2017 and May 31, 2016 (unaudited);
F-3	Statements of Cash Flows for the six months ended May 31, 2017 and May 31, 2016 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

BALANCE SHEETS

AS OF MAY 31, 2017 AND NOVEMBER 30, 2016

(UNAUDITED)

	May 31, 2017	November 30, 2016
ASSETS

Current Assets

Cash and cash equivalents	$6,491	$1,760
Accounts receivable	44,608	24,075
Prepaid expenses and deposits	6,000	1,000

TOTAL ASSETS	$57,099	$26,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$285,407	$210,505
Accounts payable and accrued expenses – related parties	517,107	378,677
Stock payable – related parties	5,820,000	5,820,000
Notes payable	289,700	289,700
Notes payable – related parties	43,728	44,036
Convertible debentures, net of unamortized discount	92,592	27,312
Convertible debentures – related parties, net of unamortized discount	15,990	3,813
Derivative liabilities	1,852,318	89,071
Deferred revenue	10,000	—
Total Liabilities	8,926,842	6,863,114

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.001 par value; 599,859 Series A preferred shares issued and outstanding	600	600
Common stock, 500,000,000 shares authorized, $0.001 par value; 44,807,673 shares issued and outstanding	44,808	44,808
Additional paid-in capital	2,829,812	2,614,848
Accumulated deficit	(11,744,743)	(9,496,535)

Total Stockholders’ Deficit	(8,869,743)	(6,836,279)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,099	$26,835

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2017	May 31,2016	May 31, 2017	May 31, 2016

REVENUES	$89,092	$49,425	$134,227	$83,762
COST OF REVENUES	79,860	45,620	159,720	55,120
GROSS PROFIT (LOSS)	9,232	3,805	(25,493)	28,642

OPERATING EXPENSES
General and administrative	257,363	151,644	533,770	249,718

TOTAL OPERATING EXPENSES	257,363	151,644	533,770	249,718

OPERATING LOSS	(248,131)	(147,839)	(559,263)	(221,076)

OTHER EXPENSES
Change in fair value of derivatives	(1,485,922)	(10,859)	(1,432,787)	(10,859)
Interest expense	(46,424)	(11,590)	(256,378)	(19,086)

TOTAL OTHER EXPENSES	(1,532,346)	(22,449)	(1,689,165)	(29,945)

NET LOSS	$(1,780,477)	$(170,288)	$(2,248,428)	$(251,021)

Loss per common share – basic and diluted	$(0.04)	$(0.00)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	44,807,673	44,630,516	44,807,673	44,533,541

 See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2017 AND 2016

(UNAUDITED)

	For the Six Months Ended
	May 31, 2017	May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,248,428)	$(251,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	77,457	1,490
Change in fair value of derivatives	1,432,787	(723)
Excess derivative liability included in interest expense	142,460	11,582
Stock-based compensation	214,964	9,708
Changes in operating assets and liabilities:
Accounts receivable	(20,533)	3,712
Prepaid expenses	(2,000)	5,409
Deposits	(3,000)
Accounts payable and accrued expenses	74,902	122,435
Accounts payable and accrued expenses – related parties	138,430	38,526
Deferred revenue	10,000	—

Net Cash Used in Operating Activities	(182,961)	(58,882)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable – related parties	—	38,258
Repayments of notes payable – related parties	(308)	—
Proceeds from convertible debentures	188,000	6,000

Net Cash Provided by Financing Activities	187,692	44,258

Net Increase (Decrease) in Cash and Cash Equivalents	4,731	(14,624)

Cash and Cash Equivalents, Beginning of Period	1,760	15,540

Cash and Cash Equivalents, End of Period	$6,491	$916

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$1,953	$—
Income taxes paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible debentures issued to settle accounts payable	$—	$15,990
Derivative liability related to debt	$330,460	$21,990

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, products are fully delivered and services have been provided, the sales price is fixed or determinable and collectability is reasonably assured. Advance payments from customers are deferred and recorded in deferred revenue. During the period ended May 31, 2017, the Company received $10,000 from customers for services to be provided by the Company. Revenue will be recorded by the Company when the service is provided.

All of the Company’s revenues during the six months ended May 31, 2017 resulted from five customers.

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

Loss Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of May 31, 2017, the Company had 49,744,000 (2016 – 4,169,154) potentially dilutive shares outstanding.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern”. The Update provides US GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted this pronouncement effective for the period ended May 31, 2017. The adoption did not have a material impact to the financial statements.

NOTE 3 – SOFTWARE ASSETS

On September 22, 2016, the Company entered into a Software Purchase Agreement (the “Software Agreement”) with two related parties Transaction Data USA Inc. (“TDUSA”), whose CEO is the President of the Company, and Melcent Technology SRL (“Melcent”), a significant shareholder of the Company. Pursuant to the Software Agreement, the Company acquired a PSWITCH software application (the “Software”), including the invention, source code, object code, components and tools. In exchange for the Software, the Company issued to each of TDUSA and Melcent, 375,000 shares of the Company’s newly created Series B Preferred Stock. The asset acquired was recorded at the fair value of the 750,000 shares of Series B Preferred Stock of $5,820,000. At May 31, 2017, the 750,000 shares of Series B Preferred Stock had not been issued and $5,820,000 of stock payable to related parties was accrued by the Company.

At November 30, 2016, the Company’s uncertain future revenues generated by the asset indicated that the carrying amount of the long-lived asset may not be recoverable. The Company performed an impairment test which resulted in an impairment of $5,820,000.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following as of May 31, 2017 and November 30, 2016:

Issue date	May 31, 2017	November 30, 2016
November 24, 2014 note (a)	$25,000	$25,000
March 26, 2015 note (b)	75,000	75,000
August 7, 2015 note (c)	50,000	50,000
September 25, 2015 note (d)	14,700	14,700
October 15, 2015 note (e)	125,000	125,000
Total	$289,700	$289,700

Notes payable – related party consist of the following as of May 31, 2017 and November 30, 2016:

Issue date	May 31, 2017	November 30, 2016
October 5, 2015 note (f)	$—	$5,000
October 15, 2015 note (g)	32,258	32,258
February 12, 2016 note (h)	3,425	3,733
October 18, 2016 note (i)	3,045	3,045
March 20, 2017 note (j)	5,000	—
Total	$43,728	$44,036

a)	On November 24, 2014, the Company issued a $25,000 promissory note to a former director of the Company pursuant to the Agreement of Conveyance, Transfer and Assignment of Obligations described in Note 7(h). The promissory note is unsecured, non-interest bearing and was due within six months of the date of issuance. As of May 31, 2017, the note was not yet repaid. The lender has agreed to extend the note period until financing is secured.

b)	On March 26, 2015, the Company entered into a $75,000 loan agreement with a third party. The loan is unsecured, bears interest at 7.5% per year and was due on March 31, 2016. On September 30, 2015, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 15% per year going forward. At May 31, 2017, the Company had accrued interest of $21,607 related to this agreement. This loan is currently in default and payable on demand.

c)	On August 7, 2015, the Company entered into a $50,000 loan agreement with a third party. The loan is unsecured, bears interest at 8.5% per year and is due on August 7, 2016. On January 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 17% per year going forward. At May 31, 2017, the Company had accrued interest of $13,832 related to this agreement. This loan is currently in default and payable on demand.

d)	On September 25, 2015, the Company entered into a $14,700 loan agreement with a third party. The loan is unsecured, bears interest at 1.5% per month and is due on demand. At May 31, 2017, the Company had accrued interest of $769 related to this agreement.

e)	On October 15, 2015, the Company entered into a $125,000 loan agreement with a third party. The loan is unsecured, bears interest at 7% per year and is due on October 31, 2016. On April 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 14% per year going forward. At May 31, 2017, the Company had accrued interest of $24,092 related to this agreement. This loan is currently in default and payable on demand.

f)	On October 5, 2015, the Company entered into a $25,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly, and is due on demand. During October 2015, the Company repaid $20,000 of the loan’s principal. During December 2016, the Company repaid $5,000 of the loan’s remaining principal. At May 31, 2017, the Company had accrued interest of $636 related to this agreement.

g)	On February 12, 2016, the Company entered into a $32,258 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand. At May 31, 2017, the Company had accrued interest of $3,521 related to this agreement.

h)	On April 26, 2016, the Company entered into a $6,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly. The loan is payable on the earliest of demand or from 50% of future revenue or from funding received in excess of $100,000. As of May 31, 2017, the Company repaid $2,575 of the loan’s principal. At May 31, 2017, the Company had accrued interest of $116 related to this agreement.

i)	On October 18, 2016, the Company entered into a $3,045 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand. At May 31, 2017, the Company had accrued interest of $155 related to this agreement.

j)	On March 20, 2017, the Company entered into a $5,000 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded annually, and is due on March 20, 2018. At May 31, 2017, the Company had accrued interest of $79 related to this agreement.

NOTE 5 – CONVERTIBLE DEBENTURES

Convertible debentures consist of the following as of May 31, 2017 and November 30, 2016:

Issue date	May 31, 2017	November 30, 2016
March 23, 2016 debenture (a)	$6,000	$6,000
June 15, 2016 debenture (b)	10,000	10,000
June 30, 2016 debenture (c)	2,000	2,000
July 12, 2016 debenture (d)	30,000	30,000
July 28, 2016 debenture (e)	4,000	4,000
September 12, 2016 debenture (f)	15,000	15,000
December 12, 2016 debenture (g)	85,000	—
December 15, 2016 debenture (h)	85,000	—
January 27, 2017 debenture (i)	45,000	—
	282,000	67,000
Less: unamortized debt discount	(189,408)	(39,688)
Total	$92,592	$27,312

Convertible debentures – related party consist of the following as of May 31, 2017 and November 30, 2016:

Issue date	May 31, 2017	November 30, 2016
May 1, 2016 debenture (j)	$15,990	$15,990
	15,990	15,990
Less: unamortized debt discount	—	(12,177)
Total	$15,990	$3,813

During the six months ended May 31, 2017 and 2016, the Company recorded amortization of debt discount of $77,457 and $1,490, respectively.

a)	On March 23, 2016, the Company issued a convertible debenture for $6,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. On March 23, 2017, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $9,815 resulted in a full discount to the note payable of $6,000 and interest expense of $3,815. At May 31, 2017, the Company had amortized $6,000 of the discount to this convertible debenture and had accrued interest of $650 related to this convertible debenture.

b)	On June 15, 2016, the Company issued a convertible debenture for $10,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. On December 31, 2016, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $14,129 resulted in a full discount to the note payable of $10,000 and interest expense of $4,129. At May 31, 2017, the Company had amortized $10,000 of the discount to this convertible debenture and had accrued interest of $1,057 related to this convertible debenture.

c)	On June 30, 2016, the Company issued a convertible debenture for $2,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. On December 31, 2016, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $2,782 resulted in a full discount to the note payable of $2,000 and interest expense of $782. At May 31, 2017, the Company had amortized $2,000 of the discount to this convertible debenture and had accrued interest of $205 related to this convertible debenture.

d)	On July 12, 2016, the Company issued a convertible debenture for $30,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. On December 31, 2016, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $40,472 resulted in a full discount to the note payable of $30,000 and interest expense of $10,472. At May 31, 2017, the Company had amortized $30,000 of the discount to this convertible debenture and had accrued interest of $2,993 related to this convertible debenture.

e)	On July 28, 2016, the Company issued a convertible debenture for $4,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on January 28, 2017. On

January 28, 2017, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $5,449 resulted in a full discount to the note payable of $4,000 and interest expense of $1,449. At May 31, 2017, the Company had amortized $4,000 of the discount to this convertible debenture and had accrued interest of $363 related to this convertible debenture.

f)	On September 12, 2016, the Company issued a convertible debenture for $15,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on January 31, 2017. On January 31, 2017, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $18,895 resulted in a full discount to the note payable of $15,000 and interest expense of $3,895. At May 31, 2017, the Company had amortized $15,000 of the discount to this convertible debenture and had accrued interest of $1,204 related to this convertible debenture.

g)	On December 12, 2016, the Company issued a convertible debenture with a principal amount of $85,000 in exchange for proceeds of $75,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 10% per year, and is due on December 12, 2017. The note has an original issue discount (“OID”) of $5,000 and the Company paid expenses of $5,000. At any time on or after June 2, 2017, the unpaid amount of principal and interest can be converted at the holder’s option at the lowest price of either the closing price prior to the issue date or a price of 60% of the lowest trading price of the common stock during the 25-trading day period prior to the conversion date. If at any time while the note is outstanding, the lowest trading price is equal to or lower than $0.034, then a discount rate of 55% will be assumed rather than the original 40%. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $108,482 resulted in a full discount to the note payable of $85,000 and interest expense of $33,482. At May 31, 2017, the Company had amortized $8,016 of the discount to this convertible debenture and had accrued interest of $3,959 related to this convertible debenture.

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
May 31, 2017, the Company had amortized $15,241 of the discount to this convertible debenture and had accrued interest of $4,732 related to this convertible debenture.

i)	On January 18, 2017, the Company issued a convertible debenture with a principal of $135,000 in consideration for tranches of an aggregate $118,500. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 6% per year, and is due one year from when each tranche is received. The note has an original issue discount of $16,500. At any time, the unpaid amount of principal and interest can be converted at the holder’s option at a price of 60% of the lowest trading price of the common stock during the 25-trading day period prior to conversion. If at any time while the note is outstanding, the lowest trading price is equal to or lower than $0.035, then a discount rate of 50% will be assumed rather than the original 40%. On January 27, 2017, the Company received $38,000 from the initial tranche of $45,000. The Company paid a prorated amount of OID of $5,500 and expenses of $1,500. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $130,176 resulted in a full discount to the note payable of $45,000 and interest expense of $92,176. At May 31, 2017, the Company had amortized $2,335 of the discount to this convertible debenture and had accrued interest of $917 related to this convertible debenture.

j)	On May 1, 2016, the Company issued a convertible debenture to a significant shareholder to settle accounts payable of $15,990. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. On May 1, 2017, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year prospectively. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the quoted ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $23,757 resulted in a full discount to the note payable of $15,990 and interest expense of $7,767. At May 31, 2017, the Company had amortized $15,990 of the discount to this convertible debenture and had accrued interest of $1,476 related to this convertible debenture.

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At November 30, 2016	131% - 223%	0.36% - 0.68%	0%	0.08-1.00
At May 31, 2017	113% - 280%	0.40% - 1.17%	0%	0.06-1.00

The fair value of the derivative liabilities were $1,768,672 and $89,071 at May 31, 2017 and November 30, 2016, respectively:

	Derivative Values
Issue date	November 30, 2016	Additions	Conversions	Fair Value Increase	May 31, 2017
March 23, 2016 debenture	$6,951	$—	$—	$2,747	$9,698
May 1, 2016 debenture	19,799	—	—	6,048	25,847
June 15, 2016 debenture	10,158	—	—	6,006	16,164
June 30, 2016 debenture	2,032	—	—	1,201	3,233
July 12, 2016 debenture	30,472	—	—	18,020	48,492
July 28, 2016 debenture	4,134	—	—	2,332	6,466
September 12, 2016 debenture	15,525	—	—	8,721	24,246
December 12, 2016 debenture	—	108,482	—	675,538	784,020
December 15, 2016 debenture	—	91,802	—	470,717	562,519
January 27, 2017 debenture	—	130,176	—	241,457	371,633
Total	$89,071	$330,460	$—	$1,432,787	$1,852,318

NOTE 7 – RELATED PARTY TRANSACTIONS

a)	During the six months ended May 31, 2017, the Company incurred consulting and other business-related fees of $22,781 (2016 - $25,500) to a company whose CEO is the President of the Company. As of May 31, 2017, the Company owed $52,453 (November 30, 2016 - $41,453) to the company whose CEO is the President of the Company.

b)	During the six months ended May 31, 2017, the Company incurred consulting fees and other business related fees of $7,001 (2016 - $6,124) to the company controlled by the Chief Technology Officer of the Company. As of May 31, 2017, the Company owed $17,000 (November 30, 2016 - $11,000) to a company controlled by the Chief Technology Officer of the Company.

c)	During the six months ended May 31, 2017, the Company incurred consulting and other business-related fees of $6,000 (2016 - $6,000) to the former Chief Revenue Officer of the Company. As of May 31, 2017, the Company owed $16,000 (November 30, 2016 - $10,000) to the former Chief Revenue Officer of the Company. The amount owed to the former Chief Revenue Officer at May 31, 2017 is included in accounts payable at May 31, 2017.

d)	During the six months ended May 31, 2017, the Company incurred advisory, consulting and other business-related fees of $48,000 (2016 - $43,700) to the Chief Strategy Officer of the Company. As of May 31, 2017, the Company owed $36,424 (November 30, 2016 – $31,639) to the Chief Strategy Officer of the Company.

e)	During the six months ended May 31, 2017, the Company incurred consulting and other business-related fees of $33,000 (2016 - $nil) to a significant shareholder of the Company. As of May 31, 2017, the Company owed $88,000 (November 30, 2016 - $55,000) to the significant shareholder of the Company.

f)	As of May 31, 2017, the Company owed $172,630 (November 30, 2016 - $79,385) to a company that is significant shareholder of the Company. The amount due is related to cost of revenues incurred during the period.

g)	As of May 31, 2017, the Company owed $600 (November 30, 2016 - $200) to the President of the Company, which is non-interest bearing, unsecured and due on demand.

h)	On November 21, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with directors of the Company. Pursuant to the agreement, the Company transferred all assets and business operations associated with hexagon fishing nets to the directors of the Company. In exchange, the directors of the Company agreed to cancel 24,438,333 shares in the Company and assume and cancel all liabilities relating to the Company’s former business, including officer loans amounting to $100,814. A director of the Company retained 361,667 shares of common stock in the Company. In consideration for the cancellation of amounts due to officer and the return of the shares, the Company issued a $25,000 promissory note to the director of the Company. Refer to Note 4(a). As a result of the forgiveness of the loans and cancellation of stock, the Company recognized $75,814 as a contribution to capital.

i)	On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 10(f)). At November 30, 2014, the Company was indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount was due by February 19, 2015. As of May 31, 2017, the amount has not been paid by the Company.

NOTE 8 – CAPITAL STOCK

The authorized capital of the Company is 500,000,000 common shares with a par value of $ 0.001 per share and

100,000,000 preferred shares with a par value of $0.001 per share.

a)	On April 14, 2016, the Company’s board of directors and a majority of the shareholders of the Company approved an amendment to the Articles of Incorporation to effectuate a one for three reverse stock split of the outstanding shares of common stock of the Company. The reverse stock split became effective on May 24, 2016. All share and per share data in these financial statements and footnotes have been retrospectively adjusted to account for this reverse stock split.

b)	On September 14, 2016, the Company designated, at its discretion, a class of Series B Preferred Stock. The Series B Preferred Stock consists of 2,000,000 shares. The holders of The Series B Preferred Stock have no dividend rights except as may be declared by the Company at its discretion. The Series B Preferred Shares have voting rights of 10 votes per share and liquidation preference on an equal basis per share with holders of the Common Stock and the Series A Preferred Stock, subject to any preference given to the holders of the Series A Preferred Stock. Series B Preferred Stock are convertible into common shares on a 1:100 basis. As of May 31, 2017, the Company has $5,820,000 of stock payable related to the issuance of 750,000 shares of Series B Preferred Stock pursuant to the asset acquisition described in Note 3.

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

On May 24, 2016, the Company granted 4,000,000 stock options to the Chief Strategy Officer of the Company, each of which is exercisable into one common share of the Company at a price of $0.04 per share until May 24, 2018. On the grant date, the stock options were deemed to have a fair value of $0.1476 per option, totaling $590,492. The stock options will vest as follows: 2,000,000 options will vest on May 24, 2017 and 2,000,000 options will vest on May 24, 2018. As a result of these stock options vesting over a period of two years, during the six months ended May 31, 2017, the Company recognized $214,964 (2016 - $9,708) in stock-based compensation.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumption for the year ending November 30, 2016:

2016
Expected dividend yield	0%
Risk-free interest rate	0.92%
Expected volatility	303%
Expected option life (in years)	2.00

The following table summarizes the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, November 30, 2016	4,000,000	$0.04	1.48	112,000

Granted	—	—	—	—

Outstanding, May 31, 2017	4,000,000	$0.04	0.98	$20,000

Exercisable, May 31, 2017	—	—	—	—

NOTE 10 – COMMITMENTS

a)	On June 25, 2015, the Company entered into a consultancy agreement with a company controlled by the Chief Technology Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year. As of May 31, 2017, the Chief Technology Officer continues to provide consulting services for the Company and the Company continues to accrue $1,000 a month for these services.

b)	On August 17, 2015, the Company entered into a consultancy agreement with the former Chief Revenue Officer of the Company. Pursuant to the agreement, the Company paid $1,000 a month for consulting services for a term of one year. Until May 26, 2017, the former Chief Revenue Officer continued to provide consulting services for the Company and the Company continued to accrue $1,000 a month for these services. Effective May 26, 2017, the former Chief Revenue Officer resigned as Chief Revenue Officer of the Company.

c)	On August 17, 2015, the Company entered into a consultancy agreement with the President of the Company. Pursuant to the agreement, the Company will pay $3,500 a month for consulting services for a term of one year. As of May 31, 2017, the President continues to provide consulting services for the Company and the Company continues to accrue $3,500 a month for these services.

d)	On September 1, 2015, the Company entered into a consultancy agreement with a significant shareholder of the Company. Pursuant to the agreement, the Company will pay $5,500 a month for consulting services for a term of one year. The Company extended the consultancy agreement with this significant shareholder for a term of one year and will continue to pay $5,500 a month until September 2017.

e)	On September 17, 2015, the Company entered into an advisory board agreement with an Advisory Board Member of the Company. Pursuant to an amendment to the agreement dated January 1, 2016, the Company will pay $8,000 a month for advisory services until September 17, 2016. On May 24, 2016, the Company’s board of directors appointed this Advisory Board Member to become the Chief Strategy Officer of the Company. Effective September 17, 2016, the agreement was extended for an additional six months. As of May 31, 2017, the Chief Strategy Officer continues to provide consulting services for the Company and the Company continues to accrue $8,000 a month for these services.

f)	The Company entered into an agreement on April 12, 2016 with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company is required to pay $150,000 in cash for a license and issue a number of shares of the Company’s common stock necessary to give 55% of the total issued and outstanding shares of the Company to PayFlex Systems (“PayFlex”) or its nominees. In addition, the Company is required to issue a number of shares of the Company’s common stock necessary to give 70% of the total issued and outstanding shares of the Company to PayFlex or its nominees on the anniversary of the Licensing Agreement in which the Company’s audited filed financial statements for gross annual revenues attributable to the business exceeds $5,000,000. The President of PayFlex is the Company’s Chief Executive Officer. The Company is also required to raise $200,000 for its own working capital needs within 90 days of closing the License Agreement. As of the date of these financial statements, the Company was not able to raise the funding requirement for the agreement with PayFlex.

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

Results of operations for the three and six months ended May 31, 2017 and May 31, 2016

We generated $89,092 in revenues during the three months ended May 31, 2017, as compared with $49,425 in revenues for the three months ended May 31, 2016. We generated $134,227 in revenues during the six months ended May 31, 2017, as compared with $83,762 in revenues for six months ended May 31, 2016.

All of our revenues in 2017 resulted from five customers. We expect that our client base will expand and provide more revenues for the remaining quarters in 2017, provided we receive adequate financing.

Our cost of revenues was $79,860 for the three months ended May 31, 2017, resulting in gross profits of $9,232, as compared with cost of revenues of $45,620 for the three months ended May 31, 2016, resulting in gross profits of $3,805. Our cost of revenues was $159,720 for the six months ended May 31, 2017, resulting in a gross loss of $25,493, as compared with cost of revenues of $55,120 for the six months ended May 31, 2016, resulting in gross profits of $28,642.

4

Our cost of revenues mostly includes monthly consulting invoices from Melcent Technology, which started in February of 2016. We do not expect any consistency in our gross profit margins in 2017 with those of prior years due to our infancy in operations and the varied services that we offer our clients.

We incurred operating expenses in the amount of $257,363 for the three months ended May 31, 2017, compared with operating expenses of $151,644 for the three months ended May 31, 2016. We incurred operating expenses in the amount of $533,770 for the six months ended May 31, 2017, compared with operating expenses of $249,718 for the six months ended May 31, 2016.

Our operating expenses for the six months ended May 31, 2017 mainly consisted of $214,964 in stock based compensation, $146,501 in consulting fees, $74,763 in support and maintenance, $34,408 in audit fees and $25,860 in professional fees. Our operating expenses for the six months ended May 31, 2016 mainly consisted of $83,574 in consulting fees, $80,810 in development costs, $32,427 in professional fees and $15,100 in audit fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor business along with the ongoing professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred other expenses of $1,532,346 for the three months ended May 31, 2017, as compared with other expenses of $22,449 for the three months ended May 31, 2016. We incurred other expenses of $1,689,165 for the six months ended May 31, 2017, as compared with other expenses of $29,945 for the six months ended May 31, 2016.

Our other expenses for the six months ended May 31, 2017 was attributable to $1,432,787 in the change of fair market derivatives and $256,378 in interest expense. Our other expenses for the six months ended May 31, 2016 was a result of $10,859 in the change of fair market derivatives and $19,086 in interest expense. We expect that our interest expenses will increase in the future as result of our newly acquired debt, and any additional debt we take on in our financing efforts.

We incurred a net loss of $1,780,477 for the three months ended May 31, 2017, as compared with a net loss of $170,288 for the three months ended May 31, 2016. We incurred a net loss of $2,248,428 for the six months ended May 31, 2017, as compared with a net loss of $251,021 for the three months ended May 31, 2016. Our losses for each period are attributable to operating expenses together with a lack of significant revenues.

Liquidity and Capital Resources

As of May 31, 2017, we had $57,099 in current assets consisting of cash, accounts receivable and prepaid expenses and deposits. Our total current liabilities as of May 31, 2017 were $8,926,842. As a result, we have a working capital deficit of $8,869,743 as of May 31, 2017.

Operating activities used $182,961 in cash for the six months ended May 31, 2017, as compared with $58,882 for the six months ended May 31, 2016. Our negative operating cash flow in 2017 was mainly the result of our net loss of $2,248,428, offset by excess derivative liability of $142,460, change in fair value of derivatives of $1,432,787, stock-based compensation of $214,964 and amortization of discount on convertible debentures of $77,457. We primarily relied on cash from loans to fund our operations during the period ended May 31, 2017.

Financing activities provided $187,692 in cash for the six months ended May 31, 2017, as compared with $44,258 for the six months ended May 31, 2016. Our positive operating cash flow in 2017 was mainly proceeds convertible debentures. The terms of the convertible debentures are contained in Note 5 to our financial statements, incorporated herein.

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

5

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

Off Balance Sheet Arrangements

As of May 31, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2017.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

6

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	July 17, 2017

By:	/s/ Trevor Allen Trevor Allen
Title:	Chief Executive Officer and Director

8