Form 10-Q
period 2017-08-31
Lans Holdings, Inc.
filed 2017-10-31
CIK 1422059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 242,288,273 common shares as of October 17, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2017 and November 30, 2016 (unaudited);
F-2	Statements of Operations for the three and nine months ended August 31, 2017 and 2016 (unaudited);
F-3	Statements of Cash Flows for the nine months ended August 31, 2017 and 2016 (unaudited);
F-4	Notes to Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

LANS HOLDINGS, INC.

BALANCE SHEETS

AS OF AUGUST 31, 2017 AND NOVEMBER 30, 2016

(UNAUDITED)

	August 31, 2017	November 30, 2016
ASSETS

Current Assets

Cash and cash equivalents	$3,570	$1,760
Accounts receivable	70,629	24,075
Prepaid expenses and deposits	6,000	1,000

TOTAL ASSETS	$80,199	$26,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$293,329	$210,505
Accounts payable and accrued expenses – related parties	565,675	378,677
Stock payable – related parties	5,820,000	5,820,000
Notes payable	289,700	289,700
Notes payable – related parties	43,728	44,036
Convertible debentures, net of unamortized discount	183,215	27,312
Convertible debentures – related parties, net of unamortized discount	15,990	3,813
Derivative liabilities	1,298,313	89,071
Deferred revenue	21,747	—
Total Liabilities	8,531,697	6,863,114

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.001 par value; 599,859 Series A preferred shares issued and outstanding	600	600
Common stock, 500,000,000 shares authorized, $0.001 par value; 80,403,973 and 44,807,673 shares issued and outstanding, respectively	80,404	44,808
Additional paid-in capital	3,106,256	2,614,848
Accumulated deficit	(11,638,758)	(9,496,535)

Total Stockholders’ Deficit	(8,451,498)	(6,836,279)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$80,199	$26,835

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2017 AND 2016

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016

REVENUES	$87,908	$129,070	$222,135	$212,832
COST OF REVENUES	55,200	79,860	214,920	134,980
GROSS PROFIT	32,708	49,210	7,215	77,852

OPERATING EXPENSES
General and administrative	118,660	230,434	652,430	480,152

TOTAL OPERATING EXPENSES	118,660	230,434	652,430	480,152

OPERATING LOSS	(85,952)	(181,224)	(645,215)	(402,300)

OTHER INCOME (EXPENSES)
Change in fair value of derivatives	872,631	(6,401)	(560,156)	(7,124)
Interest expense	(647,430)	(19,532)	(903,808)	(48,754)
Loss on extinguishment of debt upon conversion	(33,044)	—	(33,044)	—

TOTAL OTHER INCOME (EXPENSES)	192,157	(25,993)	(1,497,008)	(55,878)

NET INCOME (LOSS)	$106,205	$(207,157)	$(2,142,223)	$(458,178)

Income (loss) per common share – basic and diluted	$0.00	$(0.00)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	50,378,127	44,807,673	46,678,045	44,625,313

See accompanying notes to these unaudited financial statements.

LANS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2017 AND 2016

(UNAUDITED)

	For the Nine Months Ended
	August 31, 2017	August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,142,223)	$(458,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	184,293	4,994
Change in fair value of derivatives	560,156	21,290
Excess derivative liability included in interest expense	616,591	—
Shares issued for fees upon conversion of convertible debt	10,113	—
Debt default penalty included in the interest expense	33,750	—
Loss on extinguishment of debt upon conversion	33,044	—
Stock-based compensation	251,869	120,425
Changes in operating assets and liabilities:
Accounts receivable	(46,554)	(38,303)
Prepaid expenses	(5,000)	8,614
Accounts payable and accrued expenses	89,584	164,783
Accounts payable and accrued expenses – related parties	186,998	73,298
Deferred revenue	21,747	—

Net Cash Used in Operating Activities	(205,632)	(103,077)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable – related parties	—	40,258
Repayments of notes payable – related parties	(308)	(4,267)
Proceeds from convertible debentures	207,750	52,000

Net Cash Provided by Financing Activities	207,442	87,991

Net Increase (Decrease) in Cash and Cash Equivalents	1,810	(15,086)

Cash and Cash Equivalents, Beginning of Period	1,760	15,540

Cash and Cash Equivalents, End of Period	$3,570	$454

SUPPLEMENTARY CASH FLOWS INFORMATION:
Interest paid	$1,953	$2,313
Income taxes paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible debentures issued to settle accounts payable	$—	$15,990
Shares issued to settle convertible debt and accrued interest	$225,218	$—
Derivative liability related to debt	$824,341	$—

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting periods. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its financial statements.

NOTE 3 – SOFTWARE ASSETS

On September 22, 2016, the Company entered into a Software Purchase Agreement (the “Software Agreement”) with two related parties Transaction Data USA Inc. (“TDUSA”), whose CEO is the President of the Company, and Melcent Technology SRL (“Melcent”), a significant shareholder of the Company. Pursuant to the Software Agreement, the Company acquired a PSWITCH software application (the “Software”), including the invention, source code, object code, components and tools. In exchange for the Software, the Company issued to each of TDUSA and Melcent, 375,000 shares of the Company’s newly created Series B Preferred Stock. The asset acquired was recorded at the fair value of the 750,000 shares of Series B Preferred Stock of $5,820,000. At August 31, 2017, the 750,000 shares of Series B Preferred Stock had not been issued and $5,820,000 of stock payable to related parties was accrued by the Company.

At November 30, 2016, the Company’s uncertain future revenues generated by the asset indicated that the carrying amount of the long-lived asset may not be recoverable. The Company performed an impairment test which resulted in an impairment of $5,820,000.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

Issue date	August 31, 2017	November 30, 2016
November 24, 2014 note (a)	$25,000	$25,000
March 26, 2015 note (b)	75,000	75,000
August 7, 2015 note (c)	50,000	50,000
September 25, 2015 note (d)	14,700	14,700
October 15, 2015 note (e)	125,000	125,000
Total	$289,700	$289,700

Notes payable – related party consist of the following:

Issue date	August 31, 2017	November 30, 2016
October 5, 2015 note (f)	$—	$5,000
October 15, 2015 note (g)	32,258	32,258
February 12, 2016 note (h)	3,425	3,733
October 18, 2016 note (i)	3,045	3,045
March 20, 2017 note (j)	5,000	—
Total	$43,728	$44,036

a)	On November 24, 2014, the Company issued a $25,000 promissory note to a former director of the Company pursuant to the Agreement of Conveyance, Transfer and Assignment of Obligations described in Note 7(h). The promissory note is unsecured, non-interest bearing and was due within six months of the date of issuance. As of August 31, 2017, the note was not yet repaid. The lender has agreed to extend the note period until financing is secured.

b)	On March 26, 2015, the Company entered into a $75,000 loan agreement with a third party. The loan is unsecured, bears interest at 7.5% per year and was due on March 31, 2016. On September 30, 2015, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 15% per year going forward. At August 31, 2017, the Company had accrued interest of $24,442 (November 30, 2016 - $15,997) related to this agreement. This loan is currently in default and payable on demand.

c)	On August 7, 2015, the Company entered into a $50,000 loan agreement with a third party. The loan is unsecured, bears interest at 8.5% per year and is due on August 7, 2016. On January 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 17% per year going forward. At August 31, 2017, the Company had accrued interest of $15,975 (November 30, 2016 - $9,594) related to this agreement. This loan is currently in default and payable on demand.

d)	On September 25, 2015, the Company entered into a $14,700 loan agreement with a third party. The loan is unsecured, bears interest at 1.5% per month and is due on demand. At August 31, 2017, the Company had accrued interest of $769 (November 30, 2016 - $1,146) related to this agreement.

e)	On October 15, 2015, the Company entered into a $125,000 loan agreement with a third party. The loan is unsecured, bears interest at 7% per year and is due on October 31, 2016. On April 15, 2016, the Company missed a required semi-annual payment of accrued interest, resulting in the interest rate increasing to 14% per year going forward. At August 31, 2017, the Company had accrued interest of $28,503 (November 30, 2016 - $15,366) related to this agreement. This loan is currently in default and payable on demand.

f)	On October 5, 2015, the Company entered into a $25,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly, and is due on demand. During October 2015, the Company repaid $20,000 of the loan’s principal. During December 2016, the Company repaid $5,000 of the loan’s remaining principal. At August 31, 2017, the Company had accrued interest of $636 (November 30, 2016 - $603) related to this agreement.

g)	On February 12, 2016, the Company entered into a $32,258 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand. At August 31, 2017, the Company had accrued interest of $4,241 (November 30, 2016 - $2,245) related to this agreement.

h)	On April 26, 2016, the Company entered into a $6,000 loan agreement with the President of the Company. The loan is unsecured, bears interest at 8% per year compounded and payable monthly. The loan is payable on the earliest of demand or from 50% of future revenue or from funding received in excess of $100,000. As of August 31, 2017, the Company repaid $2,575 (November 30, 2016 - $2,267) of the loan’s principal. At August 31, 2017, the Company had accrued interest of $187 (November 30, 2016 - $95) related to this agreement.

i)	On October 18, 2016, the Company entered into a $3,045 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded monthly, and is due on demand. At August 31, 2017, the Company had accrued interest of $219 (November 30, 2016 - $nil) related to this agreement.

j)	On March 20, 2017, the Company entered into a $5,000 loan agreement with a significant shareholder of the Company. The loan is unsecured, bears interest at 8% per year compounded annually, and is due on March 20, 2018. At August 31, 2017, the Company had accrued interest of $180 related to this agreement.

NOTE 5 – CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:

Issue date	August 31, 2017	November 30, 2016
March 23, 2016 debenture (a)	$6,000	$6,000
June 15, 2016 debenture (b)	10,000	10,000
June 30, 2016 debenture (c)	2,000	2,000
July 12, 2016 debenture (d)	30,000	30,000
July 28, 2016 debenture (e)	4,000	4,000
September 12, 2016 debenture (f)	15,000	15,000
December 12, 2016 debenture (g)	55,745	—
December 15, 2016 debenture (h)	74,830	—
January 27, 2017 debenture (i)	56,962	—
June 12, 2017 debenture (i)	33,750	—
	288,287	67,000
Less: unamortized debt discount	(105,072)	(39,688)
Total	$183,215	$27,312

Convertible debentures – related party consist of the following:

Issue date	August 31, 2017	November 30, 2016
May 1, 2016 debenture (j)	$15,990	$15,990
	15,990	15,990
Less: unamortized debt discount	—	(12,177)
Total	$15,990	$3,813

During the nine months ended August 31, 2017 and 2016, the Company recorded amortization of debt discount of $184,293 and $4,994, respectively.

a)	On March 23, 2016, the Company issued a convertible debenture for $6,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. On March 23, 2017, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the derivative liability of $9,815 resulted in a full discount to the note payable of $6,000 and interest expense of $3,815. At August 31, 2017, the Company had amortized $6,000 of the discount to this convertible debenture and had accrued interest of $877 (November 30, 2016 - $331) related to this convertible debenture.

b)	On June 15, 2016, the Company issued a convertible debenture for $10,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. On December 31, 2016, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $14,129 resulted in a full discount to the note payable of $10,000 and interest expense of $4,129. At August 31, 2017, the Company had amortized $10,000 of the discount to this convertible debenture and had accrued interest of $1,435 (November 30, 2016 - $368) related to this convertible debenture.

c)	On June 30, 2016, the Company issued a convertible debenture for $2,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. On December 31, 2016, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $2,782 resulted in a full discount to the note payable of $2,000 and interest expense of $782. At August 31, 2017, the Company had amortized $2,000 of the discount to this convertible debenture and had accrued interest of $281 (November 30, 2016 - $67) related to this convertible debenture.

d)	On July 12, 2016, the Company issued a convertible debenture for $30,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on December 31, 2016. On December 31, 2016, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $40,472 resulted in a full discount to the note payable of $30,000 and interest expense of $10,472. At August 31, 2017, the Company had amortized $30,000 of the discount to this convertible debenture and had accrued interest of $4,127 (November 30, 2016 - $927) related to this convertible debenture.

e)	On July 28, 2016, the Company issued a convertible debenture for $4,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on January 28, 2017. On

January 28, 2017, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $5,449 resulted in a full discount to the note payable of $4,000 and interest expense of $1,449. At August 31, 2017, the Company had amortized $4,000 of the discount to this convertible debenture and had accrued interest of $514 (November 30, 2016 - $110) related to this convertible debenture.

f)	On September 12, 2016, the Company issued a convertible debenture for $15,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due on January 31, 2017. On January 31, 2017, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year going forward. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the ask price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $18,895 resulted in a full discount to the note payable of $15,000 and interest expense of $3,895. At August 31, 2017, the Company had amortized $15,000 of the discount to this convertible debenture and had accrued interest of $1,771 (November 30, 2016 - $260) related to this convertible debenture.

g)	On December 12, 2016, the Company issued a convertible debenture with a principal amount of $85,000 in exchange for proceeds of $75,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 10% per year, and is due on December 12, 2017. The note has an original issue discount (“OID”) of $5,000 and the Company paid expenses of $5,000. At any time on or after June 2, 2017, the unpaid amount of principal and interest can be converted at the holder’s option at the lowest price of either the closing price prior to the issue date or a price of 60% of the lowest trading price of the common stock during the 25-trading day period prior to the conversion date. If at any time while the note is outstanding, the lowest trading price is equal to or lower than $0.034, then a discount rate of 55% will be assumed rather than the original 40%. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $108,482 resulted in a full discount to the note payable of $85,000 and interest expense of $33,482. During the nine months ended August 31, 2017, the Company issued 16,970,400 shares of common stock upon the conversion of $29,254 of principal, $4,500 of fees related to the conversions, and $2,113 in penalties. Upon conversions, the Company recognized a net gain on derivatives of $2,758 in accordance with extinguishment accounting. At August 31, 2017, the Company had amortized $45,363 of the discount to this convertible debenture and had accrued interest of $5,811 related to this convertible debenture.

h)	On December 15, 2016, the Company issued a convertible debenture with a principal amount of $85,000 in exchange for proceeds of $75,000. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 12% per year, and is due on September 15, 2017. The Company paid expenses of $10,000. At any time on or after 180 days from the date of issuance, the unpaid amount of principal and interest can be converted at the holder’s option at a price of 60% of the lowest trading price of the common stock during the 25-trading day period prior of either the issue date or the conversion date. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $91,802 resulted in a full discount to the note payable of $85,000 and interest expense of $16,802. During the nine months ended August 31, 2017, the Company issued 8,135,900 shares of common stock upon the conversion of $10,170 of principal, $6,760 of accrued interest and $1,500 of fees related to the conversions. Upon conversions, the Company recognized a net loss on derivatives of $37,305 in accordance with extinguishment accounting. At August 31, 2017, the Company had amortized $69,804 of the discount to this convertible debenture and had accrued interest of $396 related to this convertible debenture.

i)	On January 18, 2017, the Company issued a convertible debenture with a principal of $135,000 in consideration for tranches of an aggregate $118,500. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 6% per year, and is due one year from when each tranche is received. The note has an original issue discount of $16,500. At any time, the unpaid amount of principal and interest can be converted at the holder’s option at a price of 60% of the lowest trading price of the common stock during the 25-trading day period prior to conversion. If at any time while the note is outstanding, the lowest trading price is equal to or lower than $0.035, then a discount rate of 50% will be assumed rather than the original 40%.

On January 27, 2017, the Company received $38,000 from the initial tranche of $45,000. The Company paid a prorated amount of OID of $5,500 and expenses of $1,500. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $130,176 resulted in a full discount to the note payable of $45,000 and interest expense of $92,176. On June 12, 2017, the Company received a notice of default from the lender resulting in an increase in principal of $22,500 and an increase in the interest rate of 22% per annum. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $192,919 resulted in a full discount to the increase in principal of $22,500 and interest expense of $192,919. During the nine months ended August 31, 2017, the Company issued 10,490,000 shares of common stock upon the conversion of $10,538 of principal, and $2,000 of fees related to the conversions. Upon conversions, the Company recognized a net gain on derivatives of $1,503 in accordance with extinguishment accounting. At August 31, 2017, the Company had amortized $16,097 of the discount to this convertible debenture and had accrued interest of $4,131 related to this convertible debenture.

On June 12, 2017, the Company received $19,750 from the second tranche of $22,500. The Company paid a prorated amount of OID of $2,750 and expenses of $1,500. Pursuant to the second tranche, the Company also issued 225,000 warrants exercisable at $0.10 per share for a period of 5 years. Additionally, upon receiving the notice of default from the lender on June 12, 2017, the Company recognized additional principal of $11,250 on the second tranche. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $300,962 resulted in a full discount to the note payable of $33,750 and interest expense of $281,212. At August 31, 2017, the Company had amortized $1,164 of the discount to this convertible debenture and had accrued interest of $1,627 related to this convertible debenture.

j)	On May 1, 2016, the Company issued a convertible debenture to a significant shareholder to settle accounts payable of $15,990. Pursuant to the terms of the agreement, the note is unsecured, bears interest at 8% per year, and is due one year from the date of issuance with the option of extending for an additional six months at the holder’s discretion. On May 1, 2017, the Company missed the required payment of all principal and accrued interest, resulting in the interest rate increasing to 15% per year prospectively. At the maturity date, the unpaid amount of principal can be converted at the holder’s option at a price of 50% of the quote price at the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation. The initial fair value of the derivative liability of $23,757 resulted in a full discount to the note payable of $15,990 and interest expense of $7,767. At August 31, 2017, the Company had amortized $15,990 of the discount to this convertible debenture and had accrued interest of $2,081 (November 30, 2016 - $746) related to this convertible debenture.

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At November 30, 2016	131% - 223%	0.36% - 0.68%	0%	0.08-1.00
At August 31, 2017	268% - 576%	0.95% - 1.23%	0%	0.04-1.00

The fair value of the derivative liabilities was $1,298,313 and $89,071 at August 31, 2017 and November 30, 2016, respectively:

	Derivative Values
Issue date	November 30, 2016	Additions	Conversions	Fair Value Increase	August 31, 2017
March 23, 2016 debenture	$6,951	$—	$—	$3,566	$10,517
May 1, 2016 debenture	19,799	—	—	8,231	28,030
June 15, 2016 debenture	10,158	—	—	7,371	17,529
June 30, 2016 debenture	2,032	—	—	1,474	3,506
July 12, 2016 debenture	30,472	—	—	22,116	52,588
July 28, 2016 debenture	4,134	—	—	2,881	7,015
September 12, 2016 debenture	15,525	—	—	10,769	26,294
December 12, 2016 debenture	—	108,482	(90,378)	234,701	252,805
December 15, 2016 debenture	—	91,802	(51,065)	382,291	423,028
January 27, 2017 debenture	—	323,095	(33,812)	6,066	295,349
June 12, 2017 debenture and attached warrants	—	300,962	—	(119,310)	181,652
Total	$89,071	$824,341	$(175,255)	$560,156	$1,298,313

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended August 31, 2017, the Company incurred consulting and other business-related fees of $33,581 (2016 - $36,000) to a company whose CEO is the President of the Company. As of August 31, 2017, the Company owed $62,953 (November 30, 2016 - $41,453) to the company whose CEO is the President of the Company.

During the nine months ended August 31, 2017, the Company incurred consulting fees and other business related fees of $7,001 (2016 - $9,124) to the company controlled by the Chief Technology Officer of the Company. As of August 31, 2017, the Company owed $17,000 (November 30, 2016 - $11,000) to a company controlled by the Chief Technology Officer of the Company.

During the nine months ended August 31, 2017, the Company incurred consulting and other business-related fees of $6,000 (2016 - $9,000) to the former Chief Revenue Officer of the Company. As of August 31, 2017, the Company owed $16,000 (November 30, 2016 - $10,000) to the former Chief Revenue Officer of the Company. The amount owed to the former Chief Revenue Officer is included in accounts payable at August 31, 2017.

During the nine months ended August 31, 2017, the Company incurred advisory, consulting and other business-related fees of $48,000 (2016 - $67,700) to the Chief Strategy Officer of the Company. As of August 31, 2017, the Company owed $32,807 (November 30, 2016 – $31,639) to the Chief Strategy Officer of the Company.

During the nine months ended August 31, 2017, the Company incurred consulting and other business-related fees of $49,500 (2016 - $nil) to a significant shareholder of the Company. As of May 31, 2017, the Company owed $104,500 (November 30, 2016 - $55,000) to the significant shareholder of the Company.

As of August 31, 2017, the Company owed $197,815 (November 30, 2016 - $79,385) to a company that is significant shareholder of the Company. The amount due is related to cost of revenues incurred during the period.

As of August 31, 2017, the Company owed $600 (November 30, 2016 - $200) to the President of the Company, which is non-interest bearing, unsecured and due on demand.

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

On November 21, 2014, the Company entered into a License Agreement with the Chief Executive Officer of the Company (Note 10(f)). At November 30, 2014, the Company was indebted to the Chief Executive Officer of the Company for $150,000 related to the License Agreement. The amount was due by February 19, 2015. As of August 31, 2017, the amount has not been paid by the Company.

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

On September 14, 2016, the Company designated, at its discretion, a class of Series B Preferred Stock. The Series B Preferred Stock consists of 2,000,000 shares. The holders of The Series B Preferred Stock have no dividend rights except as may be declared by the Company at its discretion. The Series B Preferred Shares have voting rights of 10 votes per share and liquidation preference on an equal basis per share with holders of the Common Stock and the Series A Preferred Stock, subject to any preference given to the holders of the Series A Preferred Stock. Series B Preferred Stock are convertible into common shares on a 1:100 basis. As of August 31, 2017, the Company has $5,820,000 of stock payable related to the issuance of 750,000 shares of Series B Preferred Stock pursuant to the asset acquisition described in Note 3.

During the nine months ended August 31, 2017, the Company issued 35,596,300 shares of common stock in aggregate pursuant to the conversion of $49,963 of convertible notes payable, $6,760 of accrued interest, $2,113 in penalties, and $8,000 of fees upon conversion.

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

On May 24, 2016, the Company granted 4,000,000 stock options to the Chief Strategy Officer of the Company, each of which is exercisable into one common share of the Company at a price of $0.04 per share until May 24, 2018. On the grant date, the stock options were deemed to have a fair value of $0.1476 per option, totaling $590,492. The stock options vest as follows: 2,000,000 options vested on May 24, 2017 and 2,000,000 options will vest on May 24, 2018. During the nine months ended August 31, 2017, the Company recognized $251,869 (2016 - $120,425) in stock-based compensation. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Risk-free interest rate	0.92%
Expected volatility	303%
Expected option life (in years)	2.00

The following table summarizes the Company’s stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding, November 30, 2016	4,000,000	0.04	1.48	112,000

Granted	—	—	—	—

Outstanding, August 31, 2017	4,000,000	0.04	0.73	—

Exercisable, August 31, 2017	2,000,000	0.04	0.73	—

NOTE 10 – COMMITMENTS

On June 25, 2015, the Company entered into a consultancy agreement with a company controlled by the Chief Technology Officer of the Company. Pursuant to the agreement, the Company will pay $1,000 a month for consulting services for a term of one year.

On August 17, 2015, the Company entered into a consultancy agreement with the former Chief Revenue Officer of the Company. Pursuant to the agreement, the Company paid $1,000 a month for consulting services for a term of one year. Until May 26, 2017, the former Chief Revenue Officer continued to provide consulting services for the Company and the Company continued to accrue $1,000 a month for these services. Effective May 26, 2017, the former Chief Revenue Officer resigned.

On August 17, 2015, the Company entered into a consultancy agreement with the President of the Company. Pursuant to the agreement, the Company will pay $3,500 a month for consulting services for a term of one year. On August 17, 2017, the Company entered into an amendment to the consultancy agreement, whereby the compensation structure was revised and shall now consist of a percentage of revenues. In the event the agreement is terminated, the President of the Company will be entitled to ongoing compensation at the rate of 25% of the total monthly revenue generated by the President for a period of 12 months so long as the Company receives a minimum recurring revenue of $25,000 per month.

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

NOTE 11 – SUBSEQUENT EVENT

Subsequent to August 31, 2017, the Company issued 161,884,300 shares of common stock in aggregate pursuant to the conversion of $50,594 of convertible notes payable, $1,342 of accrued interest, $33,612 in penalties, and $14,250 of fees upon conversion.

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

Results of operations for the three and nine months ended August 31, 2017 and August 31, 2016

We generated $87,908 in revenues during the three months ended August 31, 2017, as compared with $129,070 in revenues for three months ended August 31, 2016. We generated $222,135 in revenues during the nine months ended August 31, 2017, as compared with $212,832 in revenues for nine months ended August 31, 2016.

All of our revenues in 2017 resulted from our five customers. We expect that our client base will expand and provide more revenues for the remainder of 2017, provided we receive adequate financing.

Our cost of revenues was $55,200 for the three months ended August 31, 2017, resulting in gross profit of $32,708, as compared with cost of revenues of $79,860 for the three months ended August 31, 2016, resulting in gross profit of $49,210. Our cost of revenues was $214,920 for the nine months ended August 31, 2017, resulting in a gross loss of $7,215, as compared with cost of revenues of $134,980 for the nine months ended August 31, 2016, resulting in gross profit of $77,852.

Our cost of revenues mostly includes monthly consulting invoices from Melcent Technology, which started in February of 2016. We do not expect any consistency in our gross profit margins in 2017 with those of prior years due to our infancy in operations and the varied services that we offer our clients.

4

We incurred operating expenses in the amount of $118,660 for the three months ended August 31, 2017, compared with operating expenses of $230,434 for the three months ended August 31, 2016. We incurred operating expenses in the amount of $652,430 for the nine months ended August 31, 2017, compared with operating expenses of $480,152 for the nine months ended August 31, 2016.

Our operating expenses for the nine months ended August 31, 2017 mainly consisted of $251,869 in stock-based compensation, $176,051 in consulting fees, $107,423 in support and maintenance, , $39,558 in professional fees and $34,408 in audit fees. Our operating expenses for the nine months ended August 31, 2016 mainly consisted of $135,670 in development costs, $124,074 in consulting fees, $120,425 in stock-based compensation and $45,128 in professional fees.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our payment processor business along with the ongoing professional fees associating with being a reporting company under the Securities Exchange Act of 1934.

We incurred other income of $192,157 for the three months ended August 31, 2017, as compared with other expenses of $25,933 for the three months ended August 31, 2016. We incurred other expenses of $1,497,008 for the nine months ended August 31, 2017, as compared with other expenses of $55,878 for the nine months ended August 31, 2016.

Our other expenses for the nine months ended August 31, 2017 was attributable to $560,156 in the change of fair market derivatives, $903,808 in interest expense and $33,044 for loss on extinguishment of debt upon conversion. Our other expenses for the nine months ended August 31, 2016 consisted of $48,754 in interest expense and $7,124 in the fair value of derivative liabilities. We expect that our interest expenses will increase in the future as result of our newly acquired debt, and any additional debt we take on in our financing efforts.

We had a net income of $106,205 for the three months ended August 31, 2017, as compared with a net loss of $207,157 for the three months ended August 31, 2016. We incurred a net loss of $2,142,223 for the nine months ended August 31, 2017, as compared with a net loss of $458,178 for the nine months ended August 31, 2016. Our net income for the three months ended August 31, 2017 was the result of gain of $872,631 from the change in fair value of derivatives. Our losses for the other periods are attributable to operating expenses together with a lack of significant revenues.

Liquidity and Capital Resources

As of August 31, 2017, we had $80,199 in current assets consisting of cash, accounts receivable and prepaid expenses and deposits. Our total current liabilities as of August 31, 2017 were $8,531,697. As a result, we have a working capital deficit of $8,451,498 as of August 31, 2017.

Operating activities used $205,632 in cash for the nine months ended August 31, 2017, as compared with $103,077 for the nine months ended August 31, 2016. Our negative operating cash flow in 2017 was mainly the result of our net loss of $2,142,223, offset by excess derivative liability included in the interest expense of $616,591, change in fair value of derivatives of $560,156 and stock-based compensation of $251,869. We primarily relied on cash from loans to fund our operations during the nine months ended August 31, 2017.

Financing activities provided $207,442 in cash for the nine months ended August 31, 2017, as compared with $87,991 for the nine months ended August 31, 2016. Our positive operating cash flow in 2017 was mainly proceeds convertible debentures. The terms of the convertible debentures are contained in Note 5 to our financial statements, incorporated herein.

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

5

Off Balance Sheet Arrangements

As of August 31, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2017.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended August 31, 2017, we issued 35,596,300 shares of common stock in aggregate pursuant to the conversion of $49,963 of convertible notes payable, $6,760 of accrued interest, $2,113 in penalties, and $8,000 of fees upon conversion.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lans Holdings Inc.

Date:	October 31, 2017

By:	/s/ Trevor Allen Trevor Allen
Title:	Chief Executive Officer and Director

8